Form 10QSB
period 1996-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 1996-08-12
CIK 912592

_______________________________________________________________________________
_______________________________________________________________________________

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


                                     (MARK  ONE)

( X  )         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                     For the quarterly period ended JUNE 30, 1996

                                          OR

(     )         TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                    EXCHANGE ACT

                  For the transition period from __________ to __________


                              Commission File Number  1-12532


                           RENAISSANCE GOLF PRODUCTS, INC.
          (Exact name of small business issuer as specified in its charter)


               DELAWARE                                86-0664849

  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

               5812 MACHINE DRIVE, HUNTINGTON BEACH, CALIFORNIA  92649
                       (Address of Principal Executive Offices)

                                   (714)  897-8213
                             (Issuer's telephone number)


          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      ------

As of June 30, 1996, the registrant had 5,461,163 shares outstanding of its Common Stock, $.001 par value.

          Transitional Small Business Disclosure Format (check one);
Yes        No    X
    ------    ------
_______________________________________________________________________________
_______________________________________________________________________________

                           RENAISSANCE GOLF PRODUCTS, INC.

                                  TABLE OF CONTENTS

_______________________________________________________________________________
_______________________________________________________________________________
                                                            PAGE

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of June 30, 1996                            1
and December 31, 1995

Statements of Operations for the six months                   2
ended June 30, 1996 and 1995

Statements of Operations for the three months                 3
ended June 30, 1996 and 1995

Statements of Cash Flows for the six months                   4
ended June 30, 1996 and 1995

Notes to Financial Statements                                 5

Item 2. Management's Discussion and Analysis of               6
Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                    7

SIGNATURES                                                    8


_______________________________________________________________________________
_______________________________________________________________________________

                                        PART I

                                 FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 1996 AND DECEMBER 31, 1995
_______________________________________________________________________________
_______________________________________________________________________________

                                                    June 30,      December 31,
                                                      1996           1995
                                                ------------     ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $46,200         $96,927
Accounts receivable, net                             277,765         734,366
Inventories, net                                     657,256         946,055
Prepaid expenses                                      86,930          45,206
                                                ------------     -----------
      Total current assets                         1,068,151       1,822,554

PROPERTY AND EQUIPMENT, net                          271,378         310,393
INTANGIBLE ASSETS, net                                 6,925           6,925
OTHER ASSETS                                          22,105          22,942
                                                ------------     -----------
      Total  assets                               $1,368,559      $2,162,814
                                                ------------     -----------
                                                ------------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                    $430,621        $615,623
Accrued liabilities                                  195,295         173,802
Accrued royalties                                    836,738         587,502
Lines of credit                                            -         287,901
Notes payable, net of discount                        97,974         169,500
                                                ------------     -----------
     Total current liabilities                     1,560,628       1,834,328
                                                ------------     -----------

Deferred revenue                                     267,723         221,628
                                                ------------     -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 150,000 shares
     authorized;  250 issued and outstanding               3               3
Common stock, $.001 par value,  20,000,000
     shares authorized;  5,461,163 issued and
     outstanding                                       5,461           5,461
Additional paid-in capital                        11,438,741      11,438,741
Deficit                                          (11,903,997)    (11,337,347)
                                                ------------     -----------
     Total stockholders' equity                     (459,792)        106,858
                                                ------------     -----------

     Total liabilities and stockholders'
        equity                                    $1,368,559      $2,162,814
                                                ------------     -----------
                                                ------------     -----------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
_______________________________________________________________________________
_______________________________________________________________________________

                                                   1996             1995
                                                ----------       ----------

NET SALES                                       $1,206,158       $2,924,010
COST OF SALES                                      862,295        2,049,443
                                                ----------       ----------
   Gross profit                                    343,863          874,567

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                        885,449        1,813,011
                                                ----------       ----------
   Operating loss                                 (541,586)        (938,444)

OTHER INCOME (EXPENSE):
Miscellaneous                                           71            2,546
Interest income                                         77            6,409
Interest expense                                   (24,412)         (66,101)
                                                ----------       ----------
   Net other expense                               (24,264)         (57,146)
                                                ----------       ----------

LOSS BEFORE INCOME TAX EXPENSE                    (565,850)        (995,590)

INCOME TAX EXPENSE                                    (800)            (800)
                                                ----------       ----------

NET LOSS                                         ($566,650)       ($996,390)
                                                ----------       ----------
                                                ----------       ----------

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE                                 ($0.10)          ($0.18)

WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES                  5,461,163        5,438,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
_______________________________________________________________________________
_______________________________________________________________________________

                                                   1996             1995
                                                ----------       ----------

NET SALES                                         $810,497       $1,693,438
COST OF SALES                                      600,305        1,110,973
                                                ----------       ----------
   Gross profit                                    210,192          582,465

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                        414,613          942,762
                                                ----------       ----------
   Operating loss                                 (204,421)        (360,297)

OTHER INCOME (EXPENSE):
Miscellaneous                                            0             (313)
Interest income                                         76            1,271
Interest expense                                   (13,654)         (37,791)
                                                ----------       ----------
   Net other expense                               (13,578)         (36,833)
                                                ----------       ----------

LOSS BEFORE INCOME TAX EXPENSE                    (217,999)        (397,130)

INCOME TAX EXPENSE                                       0                0
                                                ----------       ----------

NET LOSS                                         ($217,999)       ($397,130)
                                                ----------       ----------
                                                ----------       ----------

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE                                 ($0.04)          ($0.07)

WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES                  5,461,163        5,438,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
_______________________________________________________________________________
_______________________________________________________________________________

                                                   1996             1995
                                                ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         ($566,650)       ($996,390)

Adjustments to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization                   39,068           58,295
    Gain on sale of property and equipment               -            1,057
    Bad debt expense                                36,796            6,781
    Compensation related to stock issuance          46,000                -

    Net change in operating assets and
      liabilities:
       Accounts receivable                         419,805          (19,826)
       Inventories                                 288,799          454,387
       Prepaid expenses                            (41,724)        (174,073)
       Other assets                                    837            1,601
       Accounts payable and accrued expenses      (163,509)        (147,283)
       Accrued royalties                           249,236          266,624
       Deferred revenue                             46,095                -
                                                ----------       ----------

         Net cash provided by (used in)
           operating activities                    308,753         (502,827)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                     (53)         (11,636)
Proceeds from sale of property and equipment             -            2,215
                                                ----------       ----------

         Net cash used in investing activities         (53)          (9,421)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in asset-based line
   of credit                                      (287,901)         411,615
Payoff of bank line of credit                            -         (905,000)
Payments on notes payable, net of disount         (121,526)               -
Proceeds from notes payable                         50,000
Proceeds from stock issuance related to
   Bridge financing                                                  25,000
                                                ----------       ----------

         Net cash used in financing activities    (359,427)        (468,385)
                                                ----------       ----------

NET DECREASE IN CASH                               (50,727)        (980,633)


CASH and cash equivalents, beginning of period      96,927        1,060,380
                                                ----------       ----------

CASH and cash equivalents, end of period           $46,200          $79,747
                                                ----------       ----------
                                                ----------       ----------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months and three months ended June 30, 1996 and June 30, 1995
_______________________________________________________________________________
_______________________________________________________________________________


1.   BASIS OF PRESENTATION

     The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 10-KSB as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

     The results of operations for the interim period covered by this report may not necessarily be indicative of operating results for the full fiscal year.

     Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding (unless antidilutive) during the years presented.

2.   STOCKHOLDERS' EQUITY

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The Company adopted Statement 123 effective January 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

       Net sales for the six months ended June 30, 1996 were $1,206,000 compared to $2,924,000 for the comparable period in 1995, a decrease of $1,718,000 or 58.8%. Net sales for the three months ended June 30, 1996 were $810,000 compared to $1,693,000 for the comparable period in 1995, a decrease of $883,000 or 52.2%. This decrease is due mainly to the lack of sufficient working capital to fund inventory purchase requirements. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

       Cost of sales decreased from $2,049,000 for the six months ended June 30, 1995 to $862,000 for the comparable period in 1996, a decrease of $1,187,000 or 57.9%. Cost of sales decreased from $1,111,000 for the three months ended June 30, 1995 to $600,000 for the comparable period in 1996, a decrease of $511,000 or 46.0%. The gross profit margin decreased from 29.9% for the six months ended June 30, 1995 to 28.5% for the comparable period in 1996. The gross profit margin decreased from 34.4% for the three months ended June 30, 1995 to 25.9% for the comparable period in 1996. These decreases are due primarily to lower margins on certain product lines which represented a higher percentage of the sales mix in 1996 as compared to 1995.

     Selling, general and administrative costs were $885,000 during the six months ended June 30, 1996 compared to $1,813,000 for the comparable period in 1995, a decrease of $928,000 or 51.2%. Selling, general and administrative costs were $415,000 during the three months ended June 30, 1996 compared to $943,000 for the comparable period in 1995, a decrease of $528,000 or 56.0%.
The decrease resulted primarily from lower sales and marketing expenses ($363,000 for the first six months of 1996 as compared to $959,000 for the same period in 1995 and $162,000 for the three months ended June 30, 1996 as compared to $510,000 for the same period in 1995), mainly consisting of advertising, athletic endorsements, demo program, outbound freight expenses, sales promotion, tour promotion, and sales commissions; a decrease in finance and administrative expenses ($216,000 for the first six months of 1996 as compared to $221,000 for the same period in 1995 and $86,000 for the three months ended June 30, 1996 as compared to $102,000 for the same period in 1995), mainly consisting of insurance, office expense, and telephone expenses; a decrease in professional costs ($42,000 for the first six months of 1996 as compared to $122,000 for the same period in 1995 and $16,000 for the three months ended June 30 ,1996 as compared to $66,000 for the same period in 1995), mainly consisting of consulting and legal expenses.

     The Company's interest expense decreased from $66,000 for the six months ended June 30, 1995 to $24,000 for the comparable period in 1996 and decreased from $38,000 for the three months ended June 30, 1995 to $14,000 for the comparable period in 1996 as a result of decreased interest bearing debt in 1996.

     The Company experienced a net loss of $567,000 for the six months ended June 30, 1996 compared to $996,000 for the comparable period in 1995, a decrease of 43.1%. The Company experienced a net loss of $218,000 for the three months ended June 30, 1996 compared to $397,000 for the same period in 1995, a decrease of 45.1%.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash from operations is generated by sales of golf products to domestic retailers and international distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are generally paid by letter of credit facilities or wire transfer upon shipment.

     Net cash provided by operating activities for the six months ended June 30, 1996 was $309,000 compared to net cash used in operating activities of $503,000 for the comparable period in 1996. The Company had a working capital deficit of $492,000 at June 30, 1996 compared to a deficit of $12,000 at December 31, 1995. Cash and cash equivalents at June 30, 1996 were $46,000 compared to $97,000 at December 31, 1995. Inventories at June 30, 1996 were $657,000 compared to $946,000 at December 31, 1995, a decrease of $289,000.
Also, accounts receivable decreased $456,000 from $734,000 at December 31, 1995 to $278,000 at June 30, 1996. The outstanding line of credit amount pursuant to an asset based lending arrangement was $0 at June 30, 1996. Notes payable for $98,000 were outstanding at June 30, 1996. Accounts payable and accrued liabilities decreased $164,000 from December 31, 1995 to June 30, 1996. Accrued royalties increased $249,000 from December 31, 1995 to June 30, 1996.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     Management believes that additional capital will be required to meet operating needs and capital expenditures for the 12 months ending December 31, 1996. In March 1995 the Company obtained a $1,000,000 borrowing facility with a national asset-based lender to assist in funding its domestic and international operations. The availability of this line is contingent upon the Company's amount of eligible accounts receivable. As of June 30, 1996 this line of credit has been paid in full and the asset-based lending arrangement has been terminated. The Company's royalty payments to Fila Sport S.p.A. for use of the FILA-Registered Trademark- trademark are $671,000 in arrears as of June 30, 1996. The Company has been informed that it must bring this amount current and comply with all other conditions of the license agreement by June 30, 1996 or the license is subject to termination. As of the date of this report, the Company has received a verbal commitment from Fila Sport S.p.A. to continue the license, subject to completed negotiation of the terms and conditions of an amended license agreement. The Company is actively pursuing alternative sources of capital to fund ongoing operations and anticipated growth. With additional capital, management believes sales can be increased by focusing marketing efforts on the golf bag and accessory lines, demand for which has remained strong through the date of this report. Management will also continue to pursue the club market and product innovation. The Company strives to increase revenues and reduce selling, general, and administrative expenses in an effort to attain profitability.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The Company adopted Statement 123 effective January 1, 1996.


                                       PART II
                                  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
               Not Applicable

ITEM 2.   CHANGES IN SECURITIES
               Not Applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
               Not Applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not Applicable

ITEM 5.   OTHER INFORMATION
               Not Applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
               Not Applicable


                                      SIGNATURES

      Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RENAISSANCE GOLF PRODUCTS, INC.


Date:   August 12, 1996               By:  \s\ Mont E. Warren
      ------------------                  ---------------------------------
                                          Mont E. Warren
                                          Chief Financial Officer
                                          (Principal Accounting Officer)