Form 10QSB
period 1996-09-30
RENAISSANCE GOLF PRODUCTS INC
filed 1996-11-13
CIK 912592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


                                     (MARK  ONE)

( X )         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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
Yes  X   No
   -----   -----

As of September 30, 1996, the registrant had 5,461,163 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one);
Yes      No  X
   -----   -----

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           RENAISSANCE GOLF PRODUCTS, INC.

                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                PAGE

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of September 30, 1996
and December 31, 1995                                           1

Statements of Operations for the nine months
ended September 30, 1996 and 1995                               2

Statements of Operations for the three months
ended September 30, 1996 and 1995                               3

Statements of Cash Flows for the nine months
ended September 30, 1996 and 1995                               4

Notes to Financial Statements                                   5

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                   6

PART II. OTHER INFORMATION                                      8

SIGNATURES                                                      9


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                   September 30,   December 31,
                                                       1996           1995
                                                  --------------  -------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                     -        $96,927
Accounts receivable, net                                158,276        734,366
Inventories, net                                        743,604        946,055
Prepaid expenses                                         75,117         45,206
                                                   ------------   ------------
   Total current assets                                 976,997      1,822,554

PROPERTY AND EQUIPMENT, net                             251,722        310,393
INTANGIBLE ASSETS, net                                    6,925          6,925
OTHER ASSETS                                             13,155         22,942
                                                   ------------   ------------
       Total assets                                  $1,248,799     $2,162,814
                                                   ------------   ------------
                                                   ------------   ------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                       $579,048       $615,623
Accrued liabilities                                     145,926        173,802
Accrued royalties                                       936,738        587,502
Line of credit                                                -        287,901
Notes payable, net of discount                           98,375        169,500
                                                   ------------   ------------
   Total current liabilities                          1,760,087      1,834,328
                                                   ------------   ------------

Deferred revenue                                        267,723        221,628
                                                   ------------   ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, 150,000 shares
   authorized;  250 issued and outstanding                    3              3
Common stock, $.001 par value,  20,000,000 shares
   authorized;  5,461,163 issued and outstanding          5,461          5,461
Additional paid-in capital                           11,438,741     11,438,741
Deficit                                             (12,223,216)   (11,337,347)
                                                   ------------   ------------
   Total stockholders' equity                          (779,011)       106,858
                                                   ------------   ------------

       Total liabilities and stockholders' equity    $1,248,799     $2,162,814
                                                   ------------   ------------
                                                   ------------   ------------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        1996           1995
                                                   ------------   ------------

NET SALES                                            $1,381,029     $4,068,476
COST OF SALES                                         1,004,007      2,901,447
                                                   ------------   ------------
   Gross profit                                         377,022      1,167,029

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                           1,232,975      2,562,456
                                                   ------------   ------------
   Operating loss                                      (855,953)    (1,395,427)

OTHER INCOME (EXPENSE):
Miscellaneous                                             1,154            597
Interest income                                             111          6,551
Interest expense                                        (30,381)       (96,085)
                                                   ------------   ------------
   Net other expense                                    (29,116)       (88,937)
                                                   ------------   ------------

LOSS BEFORE INCOME TAX EXPENSE                         (885,069)    (1,484,364)

INCOME TAX EXPENSE                                         (800)          (800)
                                                   ------------   ------------

NET LOSS                                              ($885,869)   ($1,485,164)
                                                   ------------   ------------
                                                   ------------   ------------

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE                                      ($0.16)        ($0.27)

WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES                       5,461,163      5,445,998

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        1996           1995
                                                   ------------   ------------

NET SALES                                              $174,871     $1,144,466
COST OF SALES                                           141,712        852,004
                                                   ------------   ------------
   Gross profit                                          33,159        292,462

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                             347,526        749,445
                                                   ------------   ------------
   Operating loss                                      (314,367)      (456,983)

OTHER INCOME (EXPENSE):
Miscellaneous                                             1,083         (1,949)
Interest income                                              34            142
Interest expense                                         (5,969)       (29,984)
                                                   ------------   ------------
   Net other expense                                     (4,852)       (31,791)
                                                   ------------   ------------

LOSS BEFORE INCOME TAX EXPENSE                         (319,219)      (488,774)

INCOME TAX EXPENSE                                            0              0
                                                   ------------   ------------

NET LOSS                                              ($319,219)     ($488,774)
                                                   ------------   ------------
                                                   ------------   ------------

NET LOSS PER COMMON AND COMMON
   EQUIVALENT SHARE                                      ($0.06)        ($0.09)

WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES                       5,461,163      5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                        1996           1995
                                                   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              ($885,869)   ($1,485,164)

Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         58,725         75,158
   Gain (Loss) on sale of property and equipment              -          1,057
   Bad debt expense                                      37,103         21,270
   Compensation related to stock issuance                     -         46,000

   Net change in operating assets and liabilities:
       Accounts receivable                              538,987        168,081
       Inventories                                      202,451        646,763
       Prepaid expenses                                 (29,911)       (44,036)
       Other assets                                       9,787         (8,900)
       Accounts payable and accrued expenses            (64,451)      (126,370)
       Accrued royalties                                349,236        371,478
       Deferred revenue                                  46,095              -
                                                   ------------   ------------

          Net cash provided by (used in)
             operating activities                       262,153       (334,663)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                          (54)       (18,022)
Proceeds from sale of property and equipment                  -          2,215
                                                   ------------   ------------

       Net cash used in investing activities                (54)       (15,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in asset-based line
  of credit                                            (287,901)             -
Payoff of bank line of credit                                 -       (905,000)
Payments on notes payable, net of discount             (121,125)       191,636
Proceeds from notes payable                              50,000              -
Proceeds from stock issuance related to Bridge
  financing                                                   -         25,000
                                                   ------------   ------------

       Net cash used in financing activities           (359,026)      (688,364)
                                                   ------------   ------------

NET DECREASE IN CASH                                    (96,927)    (1,038,834)

CASH and cash equivalents, beginning of period           96,927      1,060,380
                                                   ------------   ------------

CASH and cash equivalents, end of period                      -        $21,546
                                                   ------------   ------------
                                                   ------------   ------------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months and three months ended September 30, 1996 and September 30, 1995
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

2. STOCKHOLDER'S EQUITY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   Net sales for the nine months ended September 30, 1996 were $1,381,000 compared to $4,068,000 for the comparable period in 1995, a decrease of $2,687,000 or 66.1%. Net sales for the three months ended September 30, 1996 were $175,000 compared to $1,144,000 for the comparable period in 1995, a decrease of $969,000 or 84.7%. This decrease is due mainly to the lack of sufficient working capital to fund inventory purchase requirements. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

   Cost of sales decreased from $2,901,000 for the nine months ended September 30, 1995 to $1,004,000 for the comparable period in 1996, a decrease of $1,897,000 or 65.4%. Cost of sales decreased from $852,000 for the three months ended September 30, 1995 to $142,000 for the comparable period in 1996, a decrease of $710,000 or 83.3%. The gross profit margin decreased from 28.7% for the nine months ended September 30, 1995 to 27.3% for the comparable period in 1996. The gross profit margin decreased from 25.5% for the three months ended September 30, 1995 to 18.9% for the comparable period in 1996. These decreases are due primarily to lower margins and discounts given on certain product lines which represented a higher percentage of the sales mix in 1996 as compared to 1995.

   Selling, general and administrative costs were $1,233,000 during the nine months ended September 30, 1996 compared to $2,562,000 for the comparable period in 1995, a decrease of $1,329,000 or 51.9%. Selling, general and administrative costs were $348,000 during the three months ended September 30, 1996 compared to $749,000 for the comparable period in 1995, a decrease of $401,000 or 53.5%. The decrease resulted primarily from lower sales and marketing expenses ($505,000 for the nine months ended September 30, 1996 as compared to $1,388,000 for the same period in 1995 and $142,000 for the three months ended September 30, 1996 as compared to $428,000 for the same period in
1995), mainly consisting of advertising, athletic endorsements, demo program, outbound freight expenses, sales promotion, tour promotion, and sales commissions; a decrease in finance and administrative expenses ($235,000 for the nine months ended September 30, 1996 as compared to $316,000 for the same period in 1995 and $67,000 for the three months ended September 30, 1996 as compared to $96,000 for the same period in 1995), mainly consisting of insurance, office expense, and telephone expenses; a decrease in staff costs ($362,000 for the nine months ended September 30, 1996 as compared to $558,000 for the same period in 1995 and $109,000 for the three months ended September 30, 1996 as compared to $157,000 for the same period in 1995), a decrease in professional costs ($61,000 for the nine months ended September 30, 1996 as compared to $128,000 for the same period in 1995 and $18,000 for the three months ended September 30 ,1996 as compared to $18,000 for the same period in 1995), mainly consisting of consulting and legal expenses.

   The Company's interest expense decreased from $96,000 for the nine months ended September 30, 1995 to $30,000 for the comparable period in 1996 and decreased from $30,000 for the three months ended September 30, 1995 to $6,000 for the comparable period in 1996 as a result of decreased interest bearing debt in 1996.

   The Company experienced a net loss of $886,000 for the nine months ended September 30, 1996 compared to $1,485,000 for the comparable period in 1995, a decrease of $599,000 or 40.3%. The Company experienced a net loss of $319,000 for the three months ended September 30, 1996 compared to $489,000 for the same period in 1995, a decrease of $170,000 or 34.8%.

                           LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash from operations is generated by sales of golf products to domestic retailers and international distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are generally paid by letter of credit facilities or wire transfer upon shipment. Net cash provided by operating activities for the nine months ended September 30, 1996 was $262,000 compared to net cash used in operating activities of $335,000 for the comparable period in 1995. The Company had a working capital deficit of $783,000 at September 30, 1996 compared to a deficit of $12,000 at December 31, 1995. Cash and cash equivalents at September 30, 1996 were $0 compared to $97,000 at December 31, 1995. Inventories at September 30, 1996 were $744,000 compared to $946,000 at December 31, 1995, a decrease of $202,000. Also, accounts receivable decreased $576,000 from $734,000 at December 31, 1995 to $158,000 at September 30, 1996. The
outstanding line of credit amount pursuant to an asset based lending arrangement was $0 at September 30, 1996 and has been terminated. Notes payable for $98,000 were outstanding at September 30, 1996. Accounts payable and accrued liabilities decreased $64,000 from December 31, 1995 to September 30, 1996. Accrued royalties increased $349,000 from December 31, 1995 to September 30, 1996.

   The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

   Management believes that additional capital will be required to meet operating needs and capital expenditures for the next 12 months. In March 1995 the Company obtained a $1,000,000 borrowing facility with a national asset-based lender to assist in funding its domestic and international operations. As of June 30, 1996 this line of credit has been paid in full and the asset-based lending arrangement has been terminated.

   The Company's royalty payments to Fila Sport S.p.A. for use of the FILA-Registered Trademark- trademark are $771,000 in arrears as of September 30, 1996. On October 21, 1996, the Company finalized a new license agreement with Fila Sport S.p.A. ("Fila"). The license agreement between the Company and Fila provides for the production, advertising and sale of certain golf products bearing the FILA-Registered Trademark- trademarks in North America, South America, Europe, the Middle East and Africa and extends through the year 2000 with an option to renew for an additional five years. The new agreement provides for a reduced minimum royalty schedule starting at $400,000 for 1997 and increasing by $100,000 each year. The new agreement does not allow the Company to distribute Fila-Registered Trademark--trademark products in Asia or Australia. In addition, the agreement requires payment of $675,000 for past due royalties on or before November 20, 1996 and the opening of an irrevocable letter of credit in the amount of $400,000 to secure the payment of 1997 minimum annual royalties.

   On October 31, 1996, a financing plan was finalized to raise $2,500,000 through a private offering (the "Unit Offering") of units (the "Units") comprised of restricted shares of Common Stock (the "Unit Shares") offered at a price of $.20 per share and 60-month convertible subordinated debentures (the "Unit Debentures") bearing interest at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points. Each Unit will be priced at $25,000 and will consist of 62,500 Unit Shares for a total consideration of $12,500 for the Unit Shares and a Unit Debenture in the principal amount of $12,500 convertible to Common Stock at $.50 per share and not subject to price adjustment. The Company will offer 100 Units to raise $2,500,000. The Unit Offering is anticipated to be completed by December 15, 1996.

   The financing plan calls for the election of John B. Hewlett as Chairman of the Board and Kenneth W. Craig as a Director and President, Chief Operating Officer. Miles T. Doody will continue to serve as a Director and Chief Executive Officer. In addition, the Company agreed to grant a total of 4,127,000 non-qualified stock options exercisable at a price of $.50 per share and expiring on December 31, 2006. Certain of the options vest upon completion of the financing while others vest upon achievement of certain sales targets. These options are not subject to any price adjustment.

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


                                  RENAISSANCE GOLF PRODUCTS, INC.


Date:  November 12, 1996          By:  /S/MONT WARREN
       -----------------               --------------------------------
                                       Mont E. Warren
                                       Chief Financial Officer
                                       (Principal Accounting Officer)