Form 10KSB40
period 1996-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1997-04-15
CIK 912592

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                ----------------------

                                     FORM 10-KSB

(MARK ONE)

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934  [FEE REQUIRED]

                     For the fiscal year ended December 31, 1996

                                          OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                           For the transition period from ________ to _______

                               Commission File Number 1-12532

                           RENAISSANCE GOLF PRODUCTS, INC.
                    (Name of Small Business issuer in its charter)

                DELAWARE                              86-0664849
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

          5812  MACHINE DRIVE,
      HUNTINGTON BEACH, CALIFORNIA                          92649
    (Address of Principal Executive Office)               (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 897-8213

                                  ------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED:
          -------------------                          --------------------
               NONE                                            NONE

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                           COMMON STOCK -- $.001 PAR VALUE
                                   (TITLE OF CLASS)

                                 -------------------

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x   No
                       ---    ---
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. x
            ---

     Revenues of the registrant for the fiscal year ended December 31, 1996 were $2,403,414.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1997 was approximately $3,443,780, based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

     The number of shares of the Common Stock of the registrant outstanding as of March 31, 1997 was 9,898,663.

     Transitional Small Business Disclosure Format (check one):

           Yes               No   x
                ---              ---

                                        PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Renaissance Golf Products, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

THE COMPANY

     The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa (the "Licensed Territory") utilizing the Fila-Registered Trademark- trademark and logo under license from Fila Sport S.p.A. of Biella, Italy ("Fila Sport"), a subsidiary of Fila Holding, S.p.A. The Fila-Registered Trademark- brand name is recognized worldwide and is associated with high-quality, high-performance products with a high-fashion design concept. Fila Sport has cultivated this image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila-Registered Trademark- trademark. The Company believes that the technical and design specifications of its products support the high-quality, high-performance, high-fashion concept fostered by Fila Sport.

     The Company's products include golf clubs, bags, balls, gloves, headwear, headcovers, travel covers, umbrellas, and towels. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company. Other golf products are manufactured by suppliers and distributed by the Company. The Company's products, distinguished by their appearance and quality of workmanship, command premium prices but are competitive in price with other premium-quality golf products. The Company has the exclusive right to market golf products bearing the Fila-Registered Trademark- trademark in the Licensed Territory with the exception of headwear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

     The Company was originally incorporated in Arizona in July 1990 and commenced sales in January 1991. In September 1993, the Company was reincorporated in Delaware. In November 1993, the Company completed an initial public offering (the "Offering") of 1,400,000 shares of its Common Stock and 1,400,000 Class A Common Stock Purchase Warrants ("Class A Warrants"). See "Description of Securities." The Company's Common Stock and Class A Warrants were included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap market until November 1995 when the Company failed to meet minimum requirements to remain on NASDAQ. Since November 1995, the Company's securities have been traded on the NASD OTC Electronic Bulletin Board under the symbols "FGLF" and "FGLF-W," respectively.

     In October 1996, the Company offered for sale in a private placement (the "Financing") up to a maximum of 100 units at an issue price of $25,000 per unit (the "Units"), each Unit consisting of (i) a convertible subordinated debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points (the "Debenture"); and (ii) 62,500 shares of common stock, par value $.001 (the "Unit Shares"), at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's common stock equals or exceeds $1.50 per share for 20 consecutive trading days. No trading market is expected to develop for the Debentures and the Unit Shares will not be freely tradable unless subsequently registered with the SEC or an exemption from the registration requirements of the Securities Act of 1933 is available.

     In conjunction with the Financing, the Company appointed a new President and the Board acted to fill two vacancies created by the resignations of Michael B. Orr and J. Arthur Wright, and two other existing vacancies, by electing John B. Hewlett, Kenneth W. Craig, Dennis L. Crockett, and Wade M. Mitchell as directors to serve until the next annual meeting of the Company.


     The Company's offices are located at 5812 Machine Drive, Huntington Beach, California 92649 and its telephone number is (714) 897-8213.

BUSINESS STRATEGY

     In 1996, the Company was unable to fill orders because of a lack of working capital. With the recent infusion of capital into the Company as a result of the October 1996 Financing, the Company has been able to secure the Fila License, repay debts, and reposition itself to manufacture its products in 1997 through purchase order financing. The Company has also determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and
(iv) junior's bags, clubs and accessories. Although the Company intends to modify its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image.

     Management of the Company, based on its evaluation of various studies of the golf industry, believes that golfers represent persons whose education and mean annual income are above average, that the number of golfers and golf-related spending is increasing, that a significant portion of the golfing public has sufficient disposable income to be able to afford golf products such as those sold by the Company, and that such individuals are attracted to quality products and brands such as the products sold bearing the Fila-Registered Trademark- trademark. Management of the Company also believes the women's golf market is growing and that the Company, because of the high-fashion image associated with the Fila-Registered Trademark- brand name and the design of the Company's products, is uniquely positioned to capture a significant percentage of the women's market.

     The Company concentrates its business strategy on developing and manufacturing innovative, technically-superior golf equipment and bags identified as premium products by the Fila-Registered Trademark- trademark. Some of the elements of this strategy include:

     -PRODUCT INNOVATION. The Company designs and markets golf equipment intended to appeal to both average and skilled golfers by approaching the design function with a focus on (i) the fundamental objectives a particular product is intended to perform; (ii) innovations that enable the equipment to work for the golfer in better accomplishing the tasks for which the equipment is intended; (iii) examination of successful equipment approaches from the past and present; (iv) advances in materials and components that enhance the product's performance; (v) consumer demand for product; and (vi) utilizing distinct design criteria for men's and women's products.

     -MANUFACTURING QUALITY. The Company believes that the best approach to customer service is to deliver a superior product. The Company has experienced minimal returns of its products because of its attention to the manufacture, assembly, and shipment of its products. The Company maintains close working relationships with its suppliers to achieve and maintain the quality of its products by (I) carefully selecting suppliers with whom management has had successful relationships in the past and working closely with new vendors on a limited basis before committing to expanded relationships; (ii) involving the suppliers in the product development process; (iii) periodically inspecting and evaluating the manufacturing process on-site; (iv) developing specialized techniques that help to ensure the efficient utilization of the high-quality raw materials that are used to manufacture the Company's products; and (v) performing extensive testing, inspection, and quality control checks during the manufacturing and assembly process.

     -UTILIZING AND PROMOTING THE FILA-Registered Trademark- IMAGE. Because of the success of Fila Sport in developing a worldwide, premium brand franchise in its athletic footwear, active sportswear, and leisure and casual wear, the Company is able to have its products identified with a high-quality, high-performance, high-fashion image. Identification with the Fila Sport image has enabled the Company to command the premium prices that management believes the quality of its products justifies. The Company is working to enhance this image by advertising and promoting its products, and sponsoring events. The Company believes that it has successfully extended the Fila-Registered Trademark- brand name into the golf industry and that Fila Sport and the Company continue to foster a closer working relationship to the mutual advantage of both parties.

     -PROTECTION OF PROPRIETARY RIGHTS. As the licensee of Fila Sport, the Company aggressively seeks to protect the mutual interests of the Company and Fila Sport in the value of the Fila-Registered Trademark- trademark. The Company believes that its golf club designs, manufacturing processes, and trade names represent valuable intellectual property rights. The Company will seek to protect its proprietary interests in licenses, trademarks, trade secrets, trade dress, patents (if any are obtained), and other intellectual property rights.

PRODUCTS

     The Company currently offers a variety of golf products including golf clubs, bags, balls, gloves, headwear, headcovers, travel covers, umbrellas, and towels. All golf products are distinguished by the Fila-Registered Trademark-name and logo, unique styling, innovative design and high-quality workmanship. The Fila-Registered Trademark- brand provides a name the industry associates with fashion, high-quality, and active participation. The Company believes this combination appeals to the quality conscious consumer, as well as the golf enthusiast.

     The Company has been successful in the past designing fresh and innovative product which has created demand far exceeding the Company's ability to deliver because of a lack of capital. With the recent capital infusions the Company anticipates having the ability to meet demand for product.

     -GOLF BAGS. The Company believes its golf bags complement the current core business and marketing efforts of Fila Sport and are a demand item strongly associated with the fashion/function design concept of Fila Sport. The Company's golf bags are technically innovative and fashion oriented. Golf bag models feature full-length club dividers, fur lined tops, four to seven pocket configurations, deluxe harnesses with padded slings, bottom assist handles, hidden umbrella wells, towel clips, and matching rain hoods.

     The Company will continue to design and manufacture a full line of fashionable yet functional golf bags. The Company's bag line includes a selection from light-weight golf bags to cart-size golf bags. The 1997 models include the following:

    LITE CARRY AND LITE STAND golf bags are offered in five color combinations with a suggested retail price range of $115.00 to $125.00.

    BIELLA SERIES golf bags for both men and ladies come in seven color combinations. This series has historically been the Company's best seller and is offered at a suggested retail price of $170.00.

    BIELLA II SERIES 8 1/2" model features men's and ladies styles in cordura and textured nylon fabric, solid core construction, with a hidden valuables pouch. This bag is a modified version of the Biella model with a hidden shoe pocket (a very popular feature of the Company's Renaissance Series). The suggested retail price is $205.00.

    RENAISSANCE SERIES bags have a very stylish design featuring a built-in shoe pocket that keeps golf shoes separate from the clothing pocket. This series is offered in five color combinations for men and five color combinations for ladies with a suggested retail of $180.00.

    M.D. SERIES is a men's bag in 720-D nylon fabric offering oversize pockets to keep shoes and clothing separate. The Suggested retail price is $220.00.

     -IRONS. Many of the Company's lines of golf clubs include innovations and refinements developed by management and independent equipment designers, from whom the Company obtains licenses. Irons, priced from $400 to $1,000 for a set of eight clubs, include the following:

     LATITUDE-Registered Trademark- IRONS. The Company developed this new iron in 1994 using several patented design technologies including patented shank proof hosel and forward face progression, progressive weight transfer, patented dual skid sole design, computer designed "bull nose," extended perimeter weighting, and frequency matched graphite shafts.

     FO2 IRONS. The F02 irons are mid-size and constructed of investment cast 17-4 stainless steel. They feature a blended parallel cavity back placing weight high in the toe and low in the heel. Additional features include: radius sole, beveled leading edge, thin top line, "U" groove scorelines, frequency matched 3.5 torque graphite shafts or frequency matched Dynalite gold steel shafts, and cobalt finish. The Company believes the design and weighting of this iron promotes easier, longer shots on long irons and a close dispersion pattern on the short irons.

     928 SERIES IRONS. The 928 men's and women's mid-size irons were introduced in 1995 to satisfy consumer demand for a mid-priced club carrying a premium brand name. The 928 series offers a 4-way roll sole which the Company believes reduces the effect of "fat" shots experienced by the average golfer and enhances shot making in uneven lies. The 928 series offers high-toe and low-heel perimeter weighting and progressive offset.


     MEDALLION SERIES (IRONS AND WOODS, 3 X 8). These irons are available in investment cast 4-31 stainless steel, cavity back design with a medallion. Three oversized models make up the irons and include: F-100, Lady Modello and F-15. The woods are available in 17-4 stainless steel featuring mid-size heads and perimeter weighting. Three mid-size wood models match the model names for the irons as listed above.

      -WOODS. Several models of woods, ranging in price from $200 to $700 for a set of three clubs, have been produced to complement the marketing of sets of irons. The current models for 1997 include Latitude mid-size woods (mens, ladies and seniors), 928 Series mid-size woods (mens and ladies, right-hand only), Medallion Series mid-size woods (men's, ladies and seniors), and F02 Series oversize woods (men's, ladies and seniors).

     Other products include various utility wedges, putters, and accessories. Accessories include travel covers, headcovers, umbrellas, golf gloves, caps, visors, and straw golf hats. Through constant research and development and market planning, the Company plans to continually develop new products and enhance existing products.

MARKET SEGMENTS

          -LADIES PRODUCTS. One of the Company's ongoing objectives is to address the growing ladies market by offering distinct product lines designed for them. The ladies lines are designed so that the graphics and coloration of the clubs are coordinated in every respect, including the color of the shafts, shaft designs, and paint fill on the club heads. Exclusive programs for the ladies market include a full package of coordinated bag, headcovers, and equipment in various color categories focusing on fashion and function.

Market research has led the Company to believe that ladies want products that are (i) manufactured with the same detail, playability, and consideration for performance as men's products; (ii) value priced (ladies have more disposable income available now than ever before and will not hesitate to pay for quality product); and (iii) fashionable and attractive to ladies and readily display the fact that the product was made for the lady golfer such as color and product coordination to look good on the course.

     The Company currently offers three club styles for the lady golfer. The Modello and "928" models designed for the beginning, occasional or recreational golfer, and the FO2 model is designed for the more advanced golfer. Each of these models has been designed specifically for women.

     The Company also offers a complete line of golf bags for the lady golfer. Fashion and coloration are strong considerations in the design of these bags.

     -MENS PRODUCTS. The Company currently offers two styles of clubs designed for men. The Company's, "928" is designed for the newer golfer providing a quality product at a reasonable price. The 928 irons and metal woods are offered in both steel and graphite shaft configurations. The F02 model is a mid-sized iron designed with the lower handicapper in mind. The Company offers the F02 in a variety of flexes in both steel and graphite shafts. The Company will continue to produce a series of utility clubs, which include wedges and putters. All of the Company's products for men can be purchased with a shaft designed for the senior golfer.

     -JUNIOR PRODUCTS.
                                          4

      The Company is introducing equipment for children and teenage golfers. The Company intends to offer junior sets consisting of a 5-wood, 4-iron, 6-iron, 8-iron, pitching wedge and putter, designed for the five to nine year old, and a package suited in weight and length for the ten to 13 year olds to include a 3-wood, 3-iron, 5-iron, 7-iron, 9 iron, mid-wedge or sand wedge, and a putter. In addition, both sets will include a bag that is smaller in size and lighter in weight to accommodate the junior golfer. The Company's junior sets will feature Latitude model. The Latitude model is a game-improvement design. The Latitude offers two rails on the sole which assists in getting the ball airborne from the less than perfect lie with a face forward progression on the club face which removes the hosel from play. This allows straighter hits even on the toe or the heel.

MARKETING AND DISTRIBUTION STRATEGY

      Along with the renewed marketing emphasis, the Company's historical focus on sales to green grass and golf specialty accounts is being redirected to include the retail sporting goods market. The addition of the retail sporting goods market as a target will allow the Company to better serve customers in the rapidly expending youth, ladies, and public course markets. This segment of the market already has an acute awareness of the Fila-Registered Trademark- brand. This awareness will continue to be enhanced by the advertising and marketing campaigns of Fila Sport. The Company will continue to produce and supply the green grass and golf specialty accounts with a product line of superior quality, fashion, and technology designed to maintain the image of the Fila-Registered Trademark- brand in these prestige accounts.

     -DOMESTIC MARKET. The Company targets golf shops, pro shops, various specialty shops, and the golf departments of mass merchants for the sale of its products. Distribution in the domestic market is coordinated through manufacturer's representative firms and independent sales representatives who are assigned individual territories and compensated with a commission of 2% to 10% at the time of shipment. The existing territories cover all of the major golf markets in the United States. The performance of these manufacturer's representative firms and independent sales representatives is regularly reviewed and those that do not perform at an acceptable level are replaced. Generally, the Company appoints manufacturer representative firms and independent sales representatives that do not carry product lines which directly compete with the product lines offered by the Company; although, some exceptions are made based representative and the related territory.

     In addition to independent representation, telemarketing representatives call on and work jointly with the independent representatives in expanding the customer base and increasing volume.

     Management of the Company is also involved directly in specific accounts, either individually or in coordination with the independent representatives if the situation so merits.

     -INTERNATIONAL MARKET. Distributors are responsible for market penetration in their respective countries. Distributors are sold company product at U.S. wholesale prices at a specified discount. This discount is designed to allow foreign distributors to sell product at competitive pricing. Foreign distributors advertise, promote, and are responsible for their own accounts receivable. The Company anticipates that certain product lines will continue to be designed specifically for introduction into foreign markets. Approximately 28% in 1996, 30% in 1995, 22% in 1994, 31% in 1993, and 48% in 1992 of the Company's sales have been for international distribution. However because the Company no longer is marketing in Asia and Australia, it is anticipated that the domestic market will account for a higher percentage of the Company's sales. Quotas are given the first year and sales levels are monitored to judge distributor performance and to evaluate the potential of the territory. Second year minimum sales requirements are determined by the Company after evaluating the first year's operating results. Advertising of the Company's products outside the United States is typically handled by distributors of the products within their particular territory.

DESIGN AND PRODUCT DEVELOPMENT

     The Company attempts to foster the development of innovative golf club and golf bag designs and believes that its efforts have resulted in the development of a complete product line of high-quality golf products. The Company's management and staff perform substantially all of the research and development activities of the Company and conduct regular product development meetings to discuss market openings and niches, potential benefits of equipment concepts, production feasibility, and potential market acceptance. The Company also utilizes consultants to assist in the development of equipment design and obtains licenses to commercialize the designs of independent golf club designers. The Company believes this collaborative style, which includes members of the executive management of the Company from all phases of the Company's operations, enhances the Company's ability to manufacture innovative, premium products while keeping research and development costs to a minimum. Historically, research and development costs have not been material.

     When a new golf club idea is determined to merit further development, the Company works with independent equipment designers and tool makers to create soft shell tooling, initiate samples, and manufacture test models. New equipment is then tested extensively to determine the trajectory, distance, dispersion, and roll characteristics, as well as the optimum loft and lie. Upon completion of testing, the Company proceeds to manufacture the final tooling required for mass production of the equipment. Extensive weight checking is performed to confirm that the tooling produces equipment within acceptable tolerance ranges. The design and development of new equipment is accomplished with reference to the rules and interpretations of the USGA and in coordination with USGA staff to insure that the Company's products comply with the standards established by the USGA for its sponsored events.

FILA LICENSE

     In November 1990, the Company entered into a license agreement (the "Original License") with Fila Sport pursuant to which Fila Sport granted the Company the right to design, manufacture, and market certain golf-related products under the Fila-Registered Trademark- brand name. The initial term of the agreement originally expired December 31, 1995, but had been extended by Fila Sport to December 31, 2000. The agreement was terminated on June 30, 1996 as the Company was in default under the agreement. In October 1996, the Company entered into a new license agreement with Fila Sport (the "License Agreement") which provides that the Company has the exclusive right to manufacture golf clubs, balls, headcovers, travel covers, gloves, bags, and umbrellas for sale in North and South America, Europe, the Middle East, and Africa. The Company has a non-exclusive right to market golf headwear and towels in the Territory. The terms of the License Agreement do not limit Fila Sport from manufacturing and marketing articles for active sport, such as jackets, women's tops, sweaters, all styles of hats, all styles of towels, sports bags, some of which items may compete with the Company's products.
The initial term of the License Agreement extends through December 31, 2000 with an option to renew the license for an additional five-year period. The License Agreement also required that the Company pay to Fila Sport $675,000 in past due royalties on or before November 21, 1996. As of December 31, 1996, all past due royalties to Fila Sport were paid in full.

     In consideration for the trademark license, the Company pays Fila Sport a royalty on net sales. The royalty is 6% of annual net sales up to $7,500,000, 5.5% of annual net sales from $7,500,000 up to $15,000,000, and 5% of annual net sales in excess of $15,000,000. Annual minimum royalties are due and payable in installments of 25% of the annual minimum on the 15th day prior to the end of each calendar quarter. Future minimum annual royalties are as follows: 1997, $400,000; 1998, $500,000; 1999, $600,000; 2000, and $700,000. During the
renewal period, minimum annual royalties are as follows: 2001, $800,000; 2002, $900,000; and 2003 through 2005, $1,000,000.

     The Company is required to obtain an irrevocable letter of credit in favor of Fila Sport each year equal to the amount of the applicable minimum royalty. The license is terminable by Fila Sport if, among other things, the Company fails to meet its obligations under the License Agreement, fails to meet certain agreed upon product introduction dates in the Licensed Territory, fails to maintain product liability insurance, or fails to properly utilize the trademark. The Company also is required to expend in each year for the duration of the License Agreement an amount equal to 5% of net sales on advertising the Company's products and 3% of net sales on promotions.

     The License Agreement also requires the submission to Fila Sport of quarterly royalty reports, sample advertising, sample products, price lists, and an annual marketing and advertising plan. New product design plans and prototypes must also be submitted to Fila Sport for approval prior to marketing, and Fila Sport has the right to withhold approval of marketing approaches or products if it determines that such new product or promotion would reflect adversely on Fila Sport or impair the quality or image of the Fila-Registered Trademark- trademark.

     The License Agreement may be terminated by Fila Sport in whole, or in part, upon the occurrence of certain events, including the following: failure to perform or any material breach of the obligations under the agreement where there is no remedy within 30 days of the receipt of written notice of intent to terminate the License Agreement; failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance, or meet established guidelines for quality control; failure to meet advertising, promotional, and/or sales targets within a country included in the Territory; and sale or disposal of substantially all of the Company's business or assets to a third party, transfer of control of the company to a third party, or the cessation of the Company's relationship with Miles T. Doody.

     Further, Fila Sport may terminate the License Agreement if the Company's financial condition becomes unstable, as evidenced by, among other matters, insolvency or the Company's inability to pay its debts as they become due.

     There can be no assurance that the Company will be able to obtain a sufficient level of sales to meet the licensing fee requirements or to achieve profit margins necessary to enable the Company to operate profitably. The loss of the license would have a material adverse effect on the Company's operations.

JAPANESE SUBLICENSE

     Prior to granting the license to the Company to use the Fila-Registered Trademark- trademark, Fila Sport granted an exclusive license covering Japan to Kanebo, Ltd. ("Kanebo") to use the trademark in connection with the manufacture and sale of certain items including golf bags, headcovers, and gloves, but not including golf clubs or balls. Consequently, the Original License granted by Fila Sport to the Company limited the use of the trademark in Japan to golf clubs and golf balls. The Company subsequently entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, headcovers, and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's Original License agreement with Fila Sport. As of December 31, 1996, the Company had accrued royalties due to Kanebo in the amount of $118,355. The Company is currently negotiating an informal resolution of the payment balance and timing of payments related thereto.

LICENSE AGREEMENT FOR LATITUDE IRONS

     The Company had a licensing agreement with a third party for the sale of Latitude golf club heads whereby the Company was obligated to pay a $2.00 royalty for each club head sold. The term of the agreement was an initial period of three years ending on October 31, 1996, which was extendible at the option of the Company in one year increments. The Company did not exercise its option to renew the agreement. Total accrued royalties related to such agreement amounted to $18,241 at December 31, 1996. The Company is currently negotiating an informal resolution of the payment balance, timing of payments, and the form of a continuing agreement.

PGA OF EUROPE LICENSE

     In June 1993, the Company entered into a license agreement with the PGA of Europe pursuant to which the Company was granted the exclusive, world-wide right to use the PGA of Europe trademark and logo on all printed material and equipment related to golf clubs, putters, golf bags, and certain other related golf accessories. The PGA of Europe license was granted for an initial period expiring March 31, 1996, subject to a three-year extension at the Company's option, at which time the royalty amount would be renegotiated. In consideration for the license grant, the Company agreed to pay a royalty to the PGA of Europe equal to 5% of the net sales price of products bearing the PGA of Europe trademark sold by the Company, with a minimum annual royalty of L30,000 (approximately $51,000 at current exchange rates). The PGA of Europe license expired on March 31, 1996 and the Company has no intentions of renewing this agreement. Total accrued royalties related to such agreement amounted to $47,550 as of December 31, 1996. The Company is currently negotiating an informal resolution of the payment balance and timing of payments related thereto.

TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     Although the Company has not filed for any patents, it will seek to protect its intellectual property, such as product designs, manufacturing processes, new product research, concepts, and trademarks. These rights may be protected, in some cases, through the acquisition of licenses for utility and design patents, trademark registrations, the maintenance of trade secrets, the development of trade dress, and, when necessary and appropriate, litigation against those who are, in the Company's opinion, unfairly competing. The Company has instituted stringent procedures to maintain the secrecy of its confidential business information, which it believes give the Company competitive advantages. These procedures include "need to know" criteria for dissemination of information and written confidentiality agreements from visitors and employees. Suppliers, when engaged in joint research projects, are required to enter into additional confidentiality and non-circumvention agreements.

     The Company utilizes the Fila-Registered Trademark- trademark pursuant to a license from Fila Sport. See " - Fila License." The United States Patent and Trademark Office (the "PTO") has registered the various Fila-Registered Trademark- trademarks to Fila Sport. The Company has obtained trademarks for Powerspoon-Registered Trademark-, Taggart-Registered Trademark-, Latitude-Registered Trademark-, Integrator-Registered Trademark-, Thunderhawk-Registered Trademark-, Scalpel-Registered Trademark-, Nessie-Registered Trademark-, Stiletto-TM-, Knife-TM-, and 928-Registered Trademark-, and will apply to the PTO for trademark protection for other marks it anticipates using in connection with its products.

SEASONALITY

     Golf is generally regarded as a warm-weather sport and sales of golf equipment by the Company have historically been strongest during the second calendar quarter. Although the Company's business has generally followed this trend, the Company anticipates that the timing of the introduction of new products may mitigate the adverse impact of sales seasonality. No assurances can be given, however, that the Company will be able to successfully introduce new products to offset the impact of sales seasonality.

COMPETITION

     The golf products business is intensely competitive and the Company competes with numerous companies providing similar products. The Company believes that there are over 50 companies manufacturing and marketing golf equipment which have annual golf equipment sales in excess of $1,000,000. The Company also believes that the 10 largest golf equipment manufacturers account for a substantial majority of wholesale golf equipment sales. Most of the Company's competitors have substantially greater capital resources, depth of management, and brand name identification in the golf business than the Company. In addition, there are several golf equipment manufacturers not currently producing premium quality products which could affect sales if they did so.

     A company's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the look and "feel" of the equipment and its level of acceptance among professional and other golfers. Equipment designs and concepts developed by one manufacturer which gain popularity have been widely imitated by other manufacturers. The subjective preferences of consumers may also be subject to rapid and unanticipated changes. There can be no assurances as to the Company's ability to achieve or maintain market acceptance sufficient to enable the Company to operate profitably. A decline in the size of the golf equipment market, whether from a decrease in the popularity of particular equipment or otherwise, could have a material adverse effect on the Company's business.

MANUFACTURE AND ASSEMBLY

     The components of the Company's golf clubs, primarily club heads, shafts, and grips, are manufactured by suppliers in the United States and the Far East. Suppliers are carefully selected and continuously evaluated by the Company on the basis of the quality of raw materials utilized, quality of the workmanship, and attention to quality control. The Company works closely with its suppliers in the development of golf clubs and tooling to maintain the high standards of quality consistent with management's commitment for the Company's product line and with the image associated with the Fila-Registered Trademark- trademark. Although the Company's operating history is short, management of the Company has had long-term relationships with its independent vendors. The Company believes that its relationships with suppliers are excellent; however, there are numerous suppliers of high-quality components and management believes that the loss of a supplier may result in production delays, but would not have a material adverse impact on the Company's long-term business.

     The Company assembles its golf clubs at its facility in Huntington Beach, California. During the assembly process, the equipment is spot checked and tested extensively to assure a quality product. Completed inventory is also stored at the Company's facility prior to shipment. Bags, gloves, and other golf accessories sold by the Company are manufactured by independent vendors, primarily in the Far East. Products are either shipped to the Company's facilities or drop shipped directly to distributors, in the case of international sales. The Company anticipates that some of its club lines will continue to be manufactured and assembled in the Far East in an effort to reduce certain expenses while maintaining a high-quality product.

WARRANTY

     The Company currently supports all of its golf clubs with a five year warranty to the original consumer against any defects in workmanship or material, provided that the product has not been subject to abuse or alteration. Golf bags are covered by a limited warranty covering manufacturing defects only. The Company has experienced minimal problems with respect to its products and the warranty granted.

EMPLOYEES

     As of March 31, 1997, the Company employed 15 employees, including six salaried employees on a full-time basis who are considered executive personnel, six salaried full-time employees in administrative, supervisory, and clerical positions, one part-time employee, and two production workers who are paid on an hourly basis. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 12,000 square feet of office, manufacturing, and warehouse space located at 5812 Machine Drive, Huntington Beach, California 92649. The lease provides for rent of $76,260 per year and expired November 14, 1995. The lessor and the Company have agreed to an extension of the lease, at the same base rent, on a month-to-month basis with a 90 day notice of termination. The Company leased an additional 6,250 square feet of space at 5781 Machine Drive, Huntington Beach, California, for $36,000 per year and which lease expired in January 1996.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by security holders in 1996. At its 1997 annual stockholders meeting the Company's Board of Directors anticipates recommending a 4:1 reverse stock split for approval by the stockholders whereby each four shares of common stock would be combined into one share. If approved, all of the shares of common stock would be subject to the reverse stock split, including the Unit Shares issued through the 1996 Financing. If all of the Financing Unit Shares offered are issued, as a consequence of the reverse stock split, the 6,250,000 Unit Shares would be combined into 1,562,500 shares and the 5,461,163 shares outstanding as of October 31, 1996 would be combined into 1,365,291 shares. Because the shares issuable upon conversion of the Debentures offered in the Financing and issuable upon exercise of the 1996 stock options are not subject to adjustment in the event of a reverse stock split, the percentage of the outstanding shares represented by the Unit Shares, assuming total conversion of the Debentures and exercise of the 1996 stock options, would represent 15.7% of the outstanding shares upon such conversion and exercise while the percentage represented by the shares issuable upon conversion of the Debentures would be 25.2%, and the shares issuable upon exercise of the 1996 stock options would be 45.3% while present stockholders would be 13.8%. The Company cannot predict whether the stockholders will vote to approve the proposal for the reverse stock split or predict the impact of the reverse stock split on the price of the shares in the market.


                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From November 12, 1993 to November 2, 1995, the Company's Common Stock was quoted on the NASDAQ Small Cap Market under the symbol "FGLF." Effective November 3, 1995, the Company's securities were delisted from the NASDAQ Small Cap Market based on a failure to comply with a minimum bid price of $1.00, and failure to maintain capital and surplus of $2,000,000. The Company's request for the grant of an exception to the minimum bid price requirement was denied by the NASD Listing Qualifications Committee. The Company's securities are currently traded on the OTC Bulletin Board market.

     The following table sets forth, for the period from November 17, 1993 through December 31, 1996, the high and low bid and asked quotations for the Common Stock during the two most recent fiscal years as reported by the National Quotation Bureau Incorporated from November 4, 1995 to December 31, 1996 and the NASDAQ Small Cap Market prior to November 4, 1995. The prices represent quotations between dealers, without adjustment for retail mark up, mark down or commission, and do not necessarily represent actual transactions.



                                  BID                             ASKED*
                          ------------------               --------------------
                         HIGH           LOW               HIGH             LOW
                         ----           ---               ----             ---
            1996
            ----
       1st  Quarter       1/4            3/16
       2nd  Quarter       7/32            1/8
       3rd  Quarter       9/16            1/8
       4th  Quarter       3/8            7/32

            1995
            ----

       1st  Quarter      1 7/16          7/8                1 1/2           1
       2nd  Quarter      1 1/4          7/16               1 5/16          11/16

       3rd  Quarter       3/4            1/2                   7/8           5/8
       4th  Quarter       1/2            1/4                   5/8           9/32


* not provided by National Quotation Bureau Incorporated for 1996.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 31, 1997, the approximate number of record holders of the Company's Common Stock was 207.

     In October 1996, the Company offered in conjunction with the Financing plan up to a maximum of 100 Units at an issue price of $25,000 per Unit, each Unit consisting of (i) a Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points; and (ii) 62,500 Unit Shares, at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's common stock equals or exceeds $1.50 per share for 20 consecutive trading days. No trading market is expected to develop for the Debentures and the Unit Shares will not be freely tradable unless subsequently registered with the SEC or an exemption from the registration requirements of the Securities Act is available. The Units, Debentures, and Unit Shares have not been registered under the Securities and Exchange Act of 1933 or any state securities act. As a result of the conversion right, existing shareholders could be substantially diluted if the Debentures are converted.

REVERSE STOCK SPLIT

     The Company's Board of Directors anticipates recommending a 4:1 reverse stock split for approval by the stockholders whereby each four shares of common stock would be combined into one share. See "Item 4."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

GENERAL

     The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa utilizing the Fila-Registered Trademark- trademark and logo under license from Fila Sport S.p.A. of Biella, Italy, a subsidiary of Fila Holding, S.p.A. The Fila-Registered Trademark- brand name is recognized worldwide and is associated with high-quality, high-performance products with a high-fashion design concept. Fila Sport has cultivated this image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila-Registered Trademark- trademark. The Company believes that the technical and design specifications of its products support the high-quality, high-performance, high-fashion concept fostered by Fila Sport.

     The Company's products include golf clubs, bags, balls, gloves, headwear, headcovers, travel covers, umbrellas, and towels. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company. Other golf products are manufactured by suppliers and distributed by the Company. The Company's products, distinguished by their appearance and quality of workmanship, command premium prices but are competitive in price with other premium-quality golf products. The Company has the exclusive right to market golf products bearing the Fila-Registered Trademark- trademark in the Licensed Territory with the exception of headwear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

RESULTS OF OPERATIONS

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED DECEMBER 31, 1995. Net sales for the year ended December 31, 1996 decreased 52% to $2,403,000 compared to $5,007,000 for the year ended December 31, 1995. The decrease was due primarily to a shortage of working capital to fund inventory purchase requirements.

     Management believes golf bags represent a product segment which supports the major market lines of Fila Sport. Management plans to focus on the continued strength of the bag and accessory line while continuing to pursue the club market and product innovation. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

     Cost of sales decreased from $3,852,000 for the year ended December 31, 1995 to $2,167,000 for the comparable period in 1996, a decrease of $1,685,000 or 44%. The gross profit margin decreased from 23% for the year ended December 31, 1995 to 10% for the comparable period in 1996. This decrease is due primarily to lower margins and discounts given on certain product lines. In addition, lower margins can be attributed to an increase in the reserve for obsolete inventory to $730,000 as of December 31, 1996 as compared to $409,000 for the comparable period in 1995.

     Selling, general and administrative costs were $2,425,000 for the year ended December 31, 1996 compared to $3,332,000 for the comparable period in 1995, a decrease of $907,000 or 27%. The decrease resulted primarily from lower sales and marketing expenses ($656,000 for the year ended December 31, 1996 as compared to $1,734,000 for the same period in 1995), mainly consisting of advertising, athletic endorsements, demo program, outbound freight expenses, sales promotion, tour promotion, and sales commissions; a decrease in finance and administrative expenses ($263,000 for the year ended December 31, 1996 as compared to $406,000 for the same period in 1995), mainly consisting of insurance, office expense, and telephone expenses; a decrease in salaries and staff costs ($520,000 for the year ended December 31, 1996 as compared to $678,000 for the same period in 1995.) These decreases were offset by an increase in professional costs ($627,000 for the year ended December 31, 1996 as compared to $157,000 for the same period in
1995), mainly consisting of consulting expense. In addition, the Company expensed $178,000 related to a write-down of impaired assets.

     Other income and expense items increased to a net expense of $364,000 for the year ended December 31, 1996 as compared to a net expense of $342,000 for the same period in 1995. This net increase resulted primarily from a decrease of $96,000 in interest expense ($44,000 for the year ended December 31, 1996 as compared to $140,000 for the same period in 1995), as a result of decreased debt in 1996 and an increase of $112,000 in inventory write-downs ($321,000 for the year ended December 31, 1996 as compared to $209,000 for the same period in 1995.)

     The Company experienced a net loss of $2,541,000 for the year ended December 31, 1996 compared to $2,520,000 for the comparable period in 1995, an increase of $21,000 or 1%.

     COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 TO THE YEAR ENDED DECEMBER 31, 1994. Net sales for the year ended December 31, 1995 decreased 13% to $5,007,000 compared to $5,762,000 for the year ended December 31, 1994. The decrease was due to decreased sales of Latitude-Registered Trademark- irons and a shortage of working capital to fund inventory purchase requirements, mainly related to the increased demand for golf bags. Net sales of Latitude-Registered Trademark- irons decreased as a percentage of total net sales from 31% for the year ended December 31, 1994 to 6% for the comparable period in 1995. Sales of golf bags and accessories increased 14% in the year ended December 31, 1995 as compared to the comparable period in 1994. Sales of bags and accessories have increased as a percentage of net sales from 32% for the year ended December 31, 1994 to 42% for the comparable
period in 1995.    For the year ended December 31, 1995, international sales
increased 16% and domestic sales decreased 22% as compared to the same period in 1994.

      Cost of sales increased from $3,456,000 for the year ended December 31, 1994 to $3,852,000 for the comparable period in 1995, an increase of $396,000 or 11%. The gross profit margin decreased from 40% for the year ended December 31, 1994 to 23% for the comparable period in 1995. This decrease is due primarily to lower margins and discounts given on certain product lines and lower margins on international sales, both of which represented a higher percentage of the sales mix in 1995 as compared to 1994.

     Selling, general and administrative costs were $3,332,000 for the year ended December 31, 1995 compared to $5,726,000 for the comparable period in 1994, a decrease of $2,394,000 or 42%. The decrease resulted primarily from lower sales and marketing expenses ($1,734,000 for the year ended December 31, 1995 as compared to $3,613,000 for the same period in 1994), mainly consisting of advertising, athletic endorsements, demo program, outbound freight expenses, sales promotion, tour promotion, and sales commissions; a decrease in finance and administrative expenses ($406,000 for the year ended December 31, 1995 as compared to $530,000 for the same period in 1994), mainly consisting of insurance, office expense, and telephone expenses; a decrease in salaries and staff costs ($678,000 for the year ended December 31, 1995 as compared to $816,000 for the same period in 1994); a decrease in professional costs ($157,000 for the year ended December 31, 1995 as compared to $439,000 for the same period in 1994), mainly consisting of consulting and legal expenses.

     Other income and expense items increased to a net expense of $342,000 for the year ended December 31, 1995 as compared to a net expense of $126,000 for the same period in 1994 as a result of increased debt in 1995 and the result of inventory write downs increasing from $100,000 to $209,000 for 1994 and 1995 respectively.

     Selling, general and administrative costs decreased, as a percentage of sales, from 99% for the year ended December 31, 1994 to 67% for the comparable period in 1995. The Company experienced a net loss of $2,520,000 for the year ended December 31, 1995 compared to $3,547,000 for the comparable period in 1994, a decrease of $1,027,000 or 29%.

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

     Net cash used in operating activities for 1996 and 1995 was $1,000,000 and $323,000, respectively. Working capital at the end of 1996 and 1995 was $(502,000) and ($11,774), respectively. Cash and cash equivalents at December 31, 1996 were $276,000 compared to $97,000 at December 31, 1995. Inventories, net of reserves at December 31, 1996 were $349,000 compared to $946,000 at December 31, 1995, a decrease of $597,000. Also, accounts receivable decreased $591,000 from $734,000 at December 31, 1995 to $143,000 at December 31, 1996.
Notes payable for $921,000 were outstanding at December 31, 1996. Accounts payable and accrued liabilities increased by $138,000 from December 31, 1995 to December 31, 1996. Accrued royalties decreased by $403,000 from December 31, 1995 to December 31, 1996.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     In November 1993, the Company issued 1,400,000 units consisting of one share of common stock and one common stock purchase warrant at $5.50 per unit, realizing net proceeds of $6,318,000 from the Offering. Approximately $977,000 of the proceeds of the Offering were utilized to repay the outstanding short-term borrowing and accrued interest thereon.

     In March 1995 the Company obtained a $1,000,000 borrowing facility with a national asset-based lender to assist in funding its domestic and international operations. The availability of this line was contingent upon the Company's amount of eligible accounts receivable. This asset-based lending agreement was terminated as of June 4, 1996.

     In October 1996, the Company, through the Financing, offered up to a maximum of 100 Units at an issue price of $25,000 per unit, each Unit consisting of (i) a convertible subordinated debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points; and (ii) 62,500 shares of common stock, par value $.001, at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's common stock equals or exceeds $1.50 per share for 20 consecutive trading days.

     The Financing has resulted in the infusion of $1,825,000 from the time of the Financing to the time of this filing. The Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The Company's management believes that the proceeds provided by the Financing and through the loan will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

     Throughout the Company's operating history, net losses have caused significant cash flow problems, particularly during the last two years. At December 31, 1994, the Company had cash and cash equivalents of $1,060,380. At December 31, 1995 and December 31, 1996, the Company's available cash and equivalents totaled $92,927 and $276,012 respectively. Although the proceeds from this Financing are anticipated to enable the Company to generate positive cash flow in 1997, there can be no assurance that it will. Although the proceeds of this Financing and cash flow from operations are anticipated to be sufficient from operations in 1997, the Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from this Financing, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

     In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with the letter of credit established in accordance with the Fila Sport License Agreement. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is guaranteed by the Chairman of the Board of Directors. The Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit is secured by the line of credit. The line of credit and letter of credit expire January 31, 1998.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which will provide the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement are collateralized by the Company's inventory and open customer purchase orders. As of March 31, 1997, the Company's total open customer purchase orders were approximately $980,000 and no amounts had been borrowed.

     Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing bears interest at a rate of 1% per month. The Company anticipates repaying the total amount of the loan plus accrued interest from the proceeds of the renewing loan and security agreement recently obtained by the Company.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.


ITEM 7.  FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     On May 2, 1995, the Audit Committee of the Board of Directors of the Company approved and appointed the firm of Corbin & Wertz as its independent accountants for the fiscal year ending December 31, 1995 to replace Deloitte & Touche LLP (the "Accountant"). The Accountant was dismissed on May 2, 1995. At the time of the dismissal, no disagreements existed with the Accountant.

     During the Company's two most recent fiscal years there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. During the Company's two most recent fiscal years there were no "reportable events," as the term is defined in Regulation S-K, Section 229.304(a)(1). The Accountant's independent auditor's report dated March 14, 1995 on the Company's financial statements as of and for the years ended December 31, 1994 and 1993, contained an explanatory paragraph about there being conditions which raise substantial doubt about the Company's ability to continue as a going concern.

     Prior to the engagement of Corbin & Wertz, neither the Company nor anyone on the Company's behalf consulted Corbin & Wertz regarding either the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or any matter that was the subject of a disagreement with the former accountant or a reportable event.


                                       PART III

        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

    Section 16 (a) of the Securities Exchange Act of 1934 requires the
Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"), NASDAQ, and the Boston Stock Exchange. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

DIRECTORS AND EXECUTIVE OFFICERS

    The names, ages and positions of the Company's Directors and executive officers as of March 31, 1997 are listed below:


NAME                    AGE   POSITION WITH THE COMPANY                             FIRST ELECTED
John B. Hewlett         44    Chairman of the Board, Director                       1996
Miles T. Doody          69    Vice Chairman                                         1993
Kenneth W. Craig        42    President, Chief Executive Officer, Director          1996
James T. Doody          45    Chief Operating Officer, Executive Vice President     1993
Janet R. Gardner        54    Vice President - Administration                       1993
Mont E. Warren          35    Vice President, Chief Financial Officer               1993
Dennis L. Crockett      45    Director                                              1996
Wade M. Mitchell        32    Director                                              1996
Bruce H. Haglund        45    Secretary                                             1994

    JOHN B. HEWLETT has served as Chairman of the Board of the Company since October 1996. Mr. Hewlett is President of Hewlett Financial Corporation. He has 22 years of experience in the insurance field, specializing in sales and long and short-term planning. From 1985 to the present, Mr. Hewlett has been a nationally recognized consultant and seminar leader on closely held business succession and financial planning. He is a member of the Million Dollar Round Table, Court of the Table, and one of three Top of the Table members in the Intermountain West with career insurance sales approaching $650,000,000. Mr. Hewlett is a member of the National Basketball Association Utah Jazz 100 Club and Advisory Board.

    MILES T. DOODY served as Chief Executive Officer of the Company from January 1993 through December 1996, served as President from 1990 to 1996, and currently serves as Vice Chairman and a Director. From 1986 to 1990, Mr. Doody operated a golf industry consulting service, advising such companies as Callaway Golf and Bullet/Cougar Golf Company. From 1971 through 1986, Mr. Doody was employed with Lynx Precision Golf Company, where he was involved in specific club designs, various manufacturing procedures, and set-up, and where he served eventually as General Manager and Executive Vice President. Mr. Doody negotiated the acquisition by Lynx of Lilly Dache, a leading leisure sportswear company, whereupon he became the General Manager of Lilly Dache, working with overseas and domestic soft goods suppliers. From 1967 to 1971, Mr. Doody was employed by P.G.A. Golf Co., serving as National Accounts Executive and National Sales Manager. Miles T. Doody is the father of James
T. Doody.

    KENNETH W. CRAIG has served as President and a Director since October 1996 and as Chief Executive Officer since January 1997. Mr. Craig has been a private investor since June 1993. He began his career as an attorney in Houston, Texas and practiced law from 1980 to 1989, specializing in contracts, tax, mergers, and acquisitions. In the early 1980's, he participated in the growth of Telecommunications Specialist Inc. ("TSI"), a telephone system rental company which became the largest distributor for TIE Communications ("TIE"). In 1987, he founded TIE National Rental Company, Inc. ("TNR") to prove a pilot program for TIE's national telephone rental system. In 1991, he sold his interest in TNR to TIE to pursue the acquisition of Centel Business Systems ("Centel") by the Williams Companies. Upon the acquisition, Centel became Wiltel Communications Systems, Inc. where he was President of the Finance/Marketing Divisions until May 1993. Mr. Craig has also been actively involved in golfing in various capacities including coach of the University of Mississippi golf team and as a buyer, director, and president of numerous golf and country clubs. He is a graduate of Stetson University and the University of Mississippi School of Law.

    JAMES T. DOODY served as Executive Vice President of the Company since January 1993 and as Chief Operating Officer since January 1997. He was a Director from January 1994 to December 1994 and served as the Company's Vice President-Sales from July 1991 to January 1993. From 1983 through July 1991, Mr. Doody was employed by Bullet/Cougar Golf Company, where he served eventually as National Sales Manager. From 1981 to 1983, Mr. Doody was employed by Sounder Golf Company as Western Regional Sales Manager. He started his career in the golf industry in 1970 when he joined the P.G.A. Victor staff in the custom club development department. Mr. Doody's involvement in golf-related marketing began in 1971 when he began an apprenticeship as a golf pro in the PGA professional program, training to manage retail golf programs, and he eventually managed three major retail golf shops. James T. Doody is the son of Miles T. Doody.

    JANET R. GARDNER has been Vice President - Administration of the Company since January 1993, and since 1990 has served as Officer Manager and Executive Assistant, responsible for all personnel matters, advertising, and office procedures. From 1980 through 1990, Ms. Gardner was employed by Bullet/Cougar Golf Company, where she served as Office Manager for the National Sales Office. Prior to her employment with Bullet/Cougar Golf Company, Ms. Gardner was employed by the Bally Corporation, Holiday Health Spas Financial Services, as Communications Manager.

    MONT E. WARREN has served as Vice President and Chief Financial Officer of the Company since January 1993 and as the Company's Controller since February 1991. In December 1987, Mr. Warren began his PGA apprenticeship at Desert Highlands Golf Club in Scottsdale, Arizona where he served as assistant Golf Professional through October 1990. From 1986 to 1987, Mr. Warren was employed by American Capital Financial Services where he eventually served as a District Manager. Mr. Warren is also the President and a member of the Board of Directors of Villavante Maintenance Corporation.
 Mr. Warren obtained a B. S. degree in Accounting from Brigham Young University in 1986.

    DENNIS L. CROCKETT has been a Director of the Company since October 1996. He is co-founder and Chief Operations Officer of Broadcast International, Inc., a communications firm specializing in the delivery of business information via satellite, FM wireless and cable television technologies, which recently merged with Data Broadcasting Corporation. Further, Mr. Crockett co-founded the Instore Satellite Network, one of the nation's largest private satellite communications networks providing private audio, video, voice and data broadcasts to retail clients including Safeway Stores, Osco/Savon Drug, Lucky Stores and RE/MAX Reality. Mr. Crockett is also a nationally published composer, arranger, vocalist and keyboardist as well as a respected musical producer of both record, radio and television entertainment. He is a graduate of Brigham Young University in Provo, Utah.

    WADE M. MITCHELL has been a Director since October 1996. He has been employed as a business consultant through Mitchell & Associates, a professional corporation specializing in mergers, acquisitions, and corporate turn-arounds since 1989. Mitchell & Associates is owned and controlled by Mr. Mitchell. From 1993 to 1995, he was a special consultant and member of the Board of Directors of Environmental Safeguards, Inc., of Springville, Utah, and a member of the Board of Directors of National Fuel & Energy, Inc., a wholly-owned subsidiary of Environmental Safeguards, Inc. From 1991 to 1993, he was the Chief Operating Officer for Enpak Surgical Products, Inc., Salt Lake City, Utah. During 1989, he was a marketing consultant for Novations Group, Inc., Provo, Utah, and from 1985 to 1988, he was the Director of Marketing for Great Wave Software, Inc., Scotts Valley, California. Mr. Mitchell also serves as a director of Mitchell's Nursery & Gifts, Inc., a member of the advisory board of GT Travel, Inc., and, a director of Paradise Optical, Park City, Utah. Mr. Mitchell graduated from Brigham Young University in April 1988, with a B.S. degree in science, and received an MBA degree from Brigham Young University's Marriott School of Management in April 1990.

    BRUCE H. HAGLUND has served as Secretary of the Company since January
1994. Since April 1994, Mr. Haglund has been a partner in the law firm of Gibson, Haglund & Johnson. From February 1991 to April 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers. From
1984 to February 1991, he was a partner in the law firm of Gibson & Haglund. Mr. Haglund is also the Secretary and a member of the Board of Directors of GB Foods Corporation and the Secretary of Metalclad Corporation, public companies whose stock is traded on the NASDAQ Small Cap Market. He is a graduate of the University of Utah College of Law.

LIMITATION OF LIABILITY OF DIRECTORS

    Pursuant to the Delaware General Corporation Law, the Company's Articles of Incorporation exclude personal liability for its Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. The Company has agreed to indemnify its directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in the best interests of the Company.

BOARD OF DIRECTORS COMMITTEES AND COMPENSATION

    The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. However, in accordance with corporate legal principles, it is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business through discussions with the Chairman and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings.

    In October 1996, Michael B. Orr and J. Arthur Wright resigned as directors of the Company. The Board acted to fill these two vacancies and two other vacancies on the Board by electing John B. Hewlett, Dennis L. Crockett, Kenneth W. Craig and Wade M. Mitchell as directors to serve until the annual meeting of the Company.

    The Board held 5 meetings in 1996 with an average attendance of over 75%. All directors attended more than 75% of the meetings held during their tenures as directors. Board members are not presently compensated, other than reimbursement for their expenses, for their attendance at Board meetings.

   The Board has recently established a number of committees, including a Finance Committee, an Audit Committee, and a Compensation Committee, each of which is briefly described below. The committees which were established to begin serving during 1997, did not meet in 1996.

    The Finance Committee has been established to oversee Company expenditures and approve contracts entered into by the Company. The committee must, by majority, approve all payments to be made by the Company which exceed $2,500. The committee consists of two non-employee directors, one employee director, and one employee EX OFFICIO member.

    The Audit Committee has been established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board the appointment of the independent auditors, subject to the ratification by the shareholders at the annual meeting. Both the internal auditors and the independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of two non-employee directors, one employee director, and one employee EX OFFICIO member.

    The Compensation Committee negotiates employment contracts, recommends to the Board compensation for officers, directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of two non-employee directors, one employee director, and one non-employee EX OFFICIO member.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

    The Company's compensation programs are designed to link executives' compensation to the performance of the

Company. The annual salary paid to executives over the past three years reflect fixed amounts that are deemed competitive for executives with comparable ability and experience in the industry. Additionally, because of cash flow issues for the Company, executives have not received increases in salary for two years, and in some instances, executives have taken a salary cut.

    The Company believes that providing stock options to executive helps reinforce their alignment of interests with the shareholders. Accordingly, as a part of the recent Financing, executive officers were awarded stock options based upon performance over the next three years.

    The compensation paid to Mr. M. Doody, the highest paid executive during the past four years, is summarized in the compensation table below:

                              SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------------------------------------
                    ANNUAL COMPENSATION                                          LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------
                                                                                AWARDS                   PAYOUT
                                                                       ---------------------------------------------------
NAME AND                                              OTHER                                                           ALL
PRINCIPAL   YEAR         SALARY        BONUS          ANNUAL                                                         OTHER
POSITION                   ($)          ($)           COMPE-                                                           (1)
                                                      NSATION          RESTRICTED        OPTIONS/
                                                        ($)              STOCK($)        SARS(#0)
--------------------------------------------------------------------------------------------------------------------------
Miles T     1996        75,000          -0-               -0-                             $360,000 (2)     -0-         -0-
            --------------------------------------------------------------------------------------------------------------
Doody, CEO  1995       121,000          -0-               -0-                -0-              -0-          -0-         -0-
            --------------------------------------------------------------------------------------------------------------
            1994       150,000       19,800               -0-                -0-              -0-          -0-         -0-
            --------------------------------------------------------------------------------------------------------------
            1993       150,000        1,100            30,300             36,000          160,000          -0-         -0-
--------------------------------------------------------------------------------------------------------------------------

(1) The remuneration described in the table does not include the cost to the
    Company of benefits furnished to the named   executive officer, including
    premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive officer named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such officers' cash compensation. Salary for Mr. M. Doody for 1991 and 1992 in the aggregate amount of $30,300 was deferred to 1993.

(2) In conjunction with the Financing Mr. M. Doody agreed to forfeit a stock option for 160,000 common stock shares at $4.00 per share granted in 1993 and to convert a short-term $50,000 note of the Company to a promissory note in exchange for a stock option for 360,000 common stock shares at $.50 per share.

    The Company entered into three-year employment agreements in January 1993 with Miles T. Doody, James T. Doody, Janet R. Gardner, and Mont E. Warren, its executive officers. The agreements provide for minimum base salaries of $150,000 for Mr. M. Doody, $80,000 for Mr. J. Doody, $39,500 for Ms. Gardner, and $55,000 for Mr. Warren. In connection with their employment agreements, each of the executive officers also received shares of Common Stock of the Company as part of their compensation. In January 1994, the Company agreed to extend these contracts through December 31, 1997. Miles T. Doody agreed to reduce his compensation to $75,000 per year commencing on July 31, 1996.

    In October 1996, the Company entered into an oral agreement with Kenneth
W. Craig to serve as President   of the Company for three years.  It is
anticipated that the formal agreement will be executed in 1997. The employment agreement will provide for a minimum base salary of $48,000 per annum plus a quarterly incentive compensation bonus equal to 1% of the adjusted gross sales of the Company.

STOCK OPTION PLAN

    On July 13, 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Plan") which was approved by the shareholders on the same day. The Plan is intended to provide incentive to key employees and Directors of, and key consultants, vendors, customers, and others expected to provide significant services to, the Company, to encourage proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company and its subsidiaries, to attract new employees with outstanding qualifications, and to afford additional incentive to consultants, vendors, customers, and others to increase their efforts in providing significant services to the Company. The Company has reserved 600,000 shares of Common Stock for issuance under the Plan. The Plan provides that incentive stock options ("Incentive Stock Options") may be granted to full-time employees (who may also be Directors) and nonstatutory stock options ("Nonstatutory Stock Options") may be granted to non-employee Directors and consultants from time to time on a discretionary basis by the Board or the Committee. The Plan also provides for the grant of Nonstatutory Stock Options to outside members of the Board of Directors on a "formula award" basis as provided in Rule 16b-3 of the Securities Exchange Act of 1934 ("Rule 16b-3").
As of the date of this filing, Incentive Stock Options are outstanding for the purchase of 240,000 shares at $4.00 per share pursuant to the Plan, all of which are vested, to the following executive officers: James T. Doody (120,000 options), Mont W. Warren (60,000 options), and Janet R. Gardner (60,000 options). These options expire in July 1998. At the present average market share price, none of the Incentive Stock Options are "in the money."

    The Plan provides for administration by the Board in compliance with Rule 16b-3, or by a Committee (the "Committee") appointed by the Board, which Committee shall be constituted to permit the Plan to comply with Rule 16b-3, and which shall consist of not less than two members, each of whom has not participated in the Plan by way of receipt of any discretionary grant of an option (Incentive Stock Options and Nonstatutory Stock Options are together hereinafter referred to as "Option" or "Options", unless the context otherwise requires), and who will not so participate while serving as a member of the Committee, and each of whom has not participated under any other plan or have received options of the Company during the year preceding adoption of the Plan by the shareholders (other than pursuant to a formula award grant under the Plan). A member of the Board or a Committee member shall in no event participate in any determination related to Options held by or to be granted on a discretionary basis to such Board or Committee member.

    The aggregate number of shares of the Company's authorized but unissued common stock which may be issued upon exercise of Options under the Plan may not exceed 600,000 shares. If any unexercised option, or any portion thereof, for any reason expires or is terminated, do not vest or are not delivered, the unexercised or unvested shares allocable to such Option may again be made subject to any Award.

    Options must be evidenced by written stock option agreements in such form as the Committee may from time to time determine. Each Option must state the number of shares to which it pertains and must provide for the adjustment thereof if the outstanding shares of common stock are exchanged for cash or a different number or kind of shares or securities of the Company, or if the outstanding shares of the common stock are increased, decreased, exchanged for, or otherwise changed, or if additional shares or new or different shares or securities are distributed with respect to the outstanding shares of the Common Stock, through a reorganization or merger in which the Company is the surviving entity or through a combination, consolidation, recapitalization, reclassification, stock split, stock dividend, reverse stock split, stock consolidation or other capital change or adjustment. In addition, the Board or the Committee may grant such additional rights in the foregoing circumstances as the Board or the Committee deems to be in the best interests of any participant and the Company in order to preserve for the participant the benefits of the Award.

    The exercise price in the case of any Incentive Stock Option must not be less than the fair market value on the date of grant and, in the case of any Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company, must not be less than 110% of the fair market value on the date of grant. The exercise price, in the case of any Nonstatutory Stock Option, must not be less than 85% of the fair market value on the date of grant.

    The purchase price is payable in full in United States dollars upon the exercise of the Option; provided, however, that if the applicable Option agreement so provides, the purchase price may be paid (i) by the surrender of shares in good form for transfer, owned by the participant and having a fair market value on the date of exercise equal to the purchase price, or in any combination of cash and shares, as long as the sum of the cash so paid and the fair market value of the shares so surrendered equals the purchase price; (ii) by cancellation of indebtedness owed by the Company to the participant; (iii) with a full recourse promissory note executed by the participant; or (iv) any combination of the foregoing. The interest rate and other terms and conditions of such note must be determined by the Board or the Committee. The Board or Committee may require that the participant pledge his shares of common stock to the Company for the purpose of securing the payment of such note, in which event the stock certificate(s) representing such shares may not be released to the participant until such note has been paid in full.

    Each Option must state the time or times which all or part thereof becomes exercisable. No Option may be exercised after the expiration of 10 years from the date it was granted, and no Option granted to an optionee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company may be exercised after the expiration of five years from the date it was granted. During the lifetime of a participant in the Plan, his Options may be exercisable only by him and shall not be assignable or transferable. If a participant dies while Options are exercisable, they may be exercised, subject to the condition that no option shall be exercisable after the expiration of 10 years from the date granted and to the extent the right to exercise the Option accrued at any time within three months after the death of the participant, by the executors or administrators of the deceased participant or by persons who acquired the option directly from the deceased option holder by bequest or inheritance.

    Within the limitations of the Plan, the Board or Committee may modify, extend or renew outstanding Options or accept the cancellation of outstanding Options (to the extent not previously exercised) for the granting of new Options in substitution therefor. No modification of an Option may, without the consent of the participant, alter or impair any rights or obligations under any Option previously granted.

    In the case of Incentive Stock Options granted under the Plan, the aggregate fair market value (determined as of the date of the grant thereof) of the shares with respect to which Incentive Stock Options become exercisable by any participant for the first time during any calendar year (under the Plan and all other plans maintained by the Company) may not exceed $100,000. The Board or Committee may, however, with the participant's consent, authorize an amendment to the Incentive Stock Option which renders it a Nonstatutory Stock Option.

    The stock option agreements authorized under the Plan may contain such other provisions not inconsistent with the terms of the Plan (including, without limitation, restrictions upon the exercise of the Options) as the Board or the Committee deems advisable.

COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

    Section 16 (a) of the Securities Exchange Act requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the SEC, NASDAQ, and the Boston Stock Exchange. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. The Company believes that all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

OPTION GRANTS IN 1996

    The following table reflects the non-qualified options granted to the Chief Executive officer in 1996.

                        OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               INDIVIDUAL GRANTS
--------------------------------------------------------------------------------
                    Number of    % of Total
                   Securities   Options/SARs
                   Underlying    Granted to
                  Options/SARs  Employees in  Exercise or Base
       Name        Granted(#)    Fiscal Year   Price($/Share)   Expiration Date
--------------------------------------------------------------------------------
 OFFICERS:
 Miles T. Doody      360,000        100%            $.50            12/31/06
--------------------------------------------------------------------------------

    The Company agreed to grant a total of 4,127,000 non-qualified stock options in October 1996 (the "1996 Stock Options"), all of which are exercisable at a price of $.50 per share and expire on December 31, 2006. Certain of the options to be granted vest upon the sale of all 100 Units offered hereby including the following: Pine Valley, Ltd., an affiliate of Mr.

Hewlett, and Culley W. Davis, a consultant to the Company were each granted options to purchase 400,000 shares. Granite Hollow Insurance Agency, LLC., an affiliate of Mr. Hewlett, was granted options to purchase 1,000,000 shares. Michael B. Orr and J. Arthur Wright, former directors of the Company were each granted options to purchase 50,000 shares. Miles T. Doody was granted options to purchase 360,000 shares in consideration for his waiver of rights to purchase 160,000 options previously granted and his agreement to reduce his salary to $75,000 per year. Bruce H. Haglund, Secretary and general counsel to the Company, received 150,000 options and he agreed to waive his rights to 50,000 options previously granted.

    Further, the Company agreed to grant Mr. Craig non-qualified stock options to purchase 600,000 shares at a price of $.50 per share. A total of 300,000 of the options vest upon the sale of the 100 Units offered in the Financing and the balance of the options vest upon the earlier of achieving certain performance goals or ratably over ten years.

    The remaining options granted are to vest upon the earlier of achieving certain performance goals or ratably over ten years. The performance goals are that the Company achieves sales of Fila-Registered Trademark- trademarked products in the amount of $5,000,000 in 1997, $8,000,000 in 1998, and
$10,000,000 in 1999. Mr. Craig was granted an additional 300,000 options and current employees of the Company were granted an aggregate of 417,000 options. James T. Doody received 225,000 of the 417,000 options, Mr. Warren received 150,000 options, and Ms. Gardner received 9,000 of the options.
The shares issuable upon exercise of the 1996 Stock Options are not subject to adjustment in the event of a reverse stock split.

    In addition, the Company, by unanimous written consent in October 1996, granted John B. Hewlett 1,000,000 non-qualified stock options exercisable at the price of $1.00 per share any time until their expiration 10 years from the date of grant. The options were granted Mr. Hewlett for his services in 1996 as a director of the Company. The shares issuable upon exercise of these options are not subject to adjustment in the event of a reverse stock split.

    The Company, also by unanimous written consent in October 1996, granted
Wade B. Mitchell 200,000 non-qualified stock options exercisable at the price of $.50 per share any time until their expiration 10 years from the date of grant and 150,000 non-qualified stock options exercisable at the price of $1.00 per share anytime until their expiration 10 years from the date of grant. The options were granted to Mr. Mitchell for his services in 1996 as a director of the Company. The shares issuable upon exercise of these options are not subject to adjustment in the event of a reverse stock split.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of March 31, 1997 relating to the beneficial ownership of the Company's Common Stock by (I) all persons known by the Company to beneficially own more than 5% of the outstanding shares of the Company's Common Stock, (ii) each officer and director of the Company, and (iii) all officers and directors of the Company as a group.

NAME AND ADDRESS OF                        NUMBER OF SHARES                      PERCENT OF TOTAL            PERCENT OF TOTAL
BENEFICIAL OWNER(1)                        BENEFICIALLY OWNED(2)                 BEFORE SPLIT (3)            AFTER SPLIT (4)
------------------                         --------------------                  ----------------            ----------------

John B. Hewlett                     2,537,500                 (5)                       20.0%                        50.5%

Bruce H. Haglund                      757,000                 (6)                        7.1%                        23.3%

Kenneth W. Craig                      300,000                 (7)                        2.9%                        10.8%

Dennis L. Crockett                    512,500                 (8)                        4.9%                         8.5%

Miles T. Doody                        449,375                 (9)                        4.5%                        13.5%

James T. Doody                        165,250                (10)                        1.6%                         5.0%

Mont E. Warren                         97,250                (11)                        1.0%                         2.8%

Janet R. Gardner                       96,375                (11)                        1.0%                         2.8%

Wade M. Mitchell                      350,000                (12)                        3.4%                        12.4%

All officers and Directors          5,265,250                (13)                       34.7%                        66.4%
as a group (nine persons)

----------------------------------------
(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares of Common Stock owned by them. Unless otherwise indicated, the address of each stockholder is 5812 Machine Drive, Huntington Beach, California 92649.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.
(3) Including 9,898,663 shares of Common Stock outstanding plus, for each person or group listed, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, or conversion rights before giving effect to a proposed 4 to 1 reverse stock split.
(4) Including 2,474,666 shares of common stock that will be outstanding upon approval and completion of a proposed 4 to 1 reverse stock split, plus for each person or group listed, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, or conversion rights. Options held by each person or group listed are not subject to adjustment upon a reverse stock split resulting in a greater percentage ownership interest for each person or group who exercises options after a reverse stock split.
(5) Represents 2,400,000 shares issuable to Mr. Hewlett and affiliates, which he controls, upon the exercise of presently exercisable stock options and stock options to by issued upon completion of the Financing, 1,400,000 to be exercisable at $.50 and 1,000,000 exercisable at $1.00, 125,000 common stock shares, and 12,500 debenture conversion shares issued as a result of an investment in the Company through the Financing. Mr. Hewlett's address is 2919 East Granite Hollow Street, Sandy, Utah 84092.
(6) Includes 750,000 shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing and 7,000 Common Stock shares currently owned. Mr. Haglund's address is 2010 Main Street, Suite 400, Irvine, California 92660.
(7) Includes 300,000 shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing.
(8) Includes 100,000 shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing, 375,000 common stock shares, and 37,500 debenture conversion shares issued as a result of an investment in the Company through the Financing. Mr. Crockett's address is 7050 Union Park Center, Suite 600, Midvale, Utah 84047.
(9) Includes 360,000 shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing.
(10) Includes 120,000 shares issuable upon the exercise of presently exercisable incentive stock options at a price of $4.00 per share and Common Stock shares currently owned.
(11) Includes 60,000 shares issuable upon the exercise of presently exercisable incentive stock options at a price of $4.00 per share and Common Stock shares currently owned.
(12) Includes 350,000 shares issuable upon the exercise of presently exercisable stock options. Mr. Mitchell's address is 2919 East Granite Hollow Street, Sandy, Utah 84092.
(13)  Includes 4,500,000 shares issuable upon the exercise of stock options.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the first quarter of 1997, Mr. John B. Hewlett agreed to guaranty the Company's letter of credit to Fila Sport in the amount of $400,000 with a personal line of credit. Additionally, the Company and Mr. Hewlett jointly entered into a loan and security agreement, and promissory note with a lender on March 31, 1997 which will provide the Company up to a maximum of $1,000,000 to fund open customer purchase orders.

    During 1996, Miles T. Doody advanced a total of $50,000 to the Company to enable the Company to pay various expenses during the year. In October 1996, the Company agreed to convert the $50,000 advance into a promissory note due on June 30, 1999, and to permit Mr. Doody to convert the note into Common Stock at the rate of $.50 per share at any time before maturity of the note.

    In October 1996, the Company agreed with Bruce H. Haglund, Secretary and general counsel to the Company, to convert up to $150,000 of accrued legal fees into a promissory note due on June 30, 1999. The Company also agreed to grant Mr. Haglund non-qualified stock options to purchase 750,000 shares at a price of $.50 per share. The options vest upon the completion of the Financing and are exercisable until December 31, 2006. Mr. Haglund's billings for legal fees for the fiscal year ended December 31, 1996 totaled approximately $63,000.

    In October 1996, the Company agreed to pay an affiliate of John B. Hewlett a consulting fee for his services to the Company of $250,000 payable as follows: $50,000 on January 1, 1997, $100,000 on January 1, 1988, and $100,000 on January 1, 1999. Further, the Company agreed to grant an affiliate of Mr. Hewlett non-qualified stock options to purchase 400,000 shares at a price of $.50 per share. The options vest upon the completion of the Financing and are exercisable until December 31, 2006.

    In October 1996, the Company agreed orally to employ Kenneth W. Craig as President of the Company. The agreement provides for compensation at the rate of $4,000 per month plus 1% of annual revenues attributable to sale of Fila-Registered Trademark- trademarked products. The employment agreement expires on December 31, 1999, subject to one-year renewals at the option of the Company on each anniversary of the employment agreement. Further, the Company agreed to grant Mr. Craig non-qualified stock options to purchase 600,000 shares at a price of $.50 per share. A total of 300,000 of the options vest upon the sale of the 100 Units offered hereby and the balance of the options are to vest upon the earlier of achieving certain performance goals or ratably over ten years. The performance goals are that the Company achieves sales of Fila-Registered Trademark- trademarked products in the amount of $5,000,000 in 1997, $8,000,000 in 1998, and $10,000,000 in 1999. The options are exercisable until December 31, 2006.

    The shares issuable upon exercise of the 1996 Stock Options are not subject to adjustment in the event of a reverse stock split.

    In addition, the Company, by unanimous written consent in October 1996, granted John B. Hewlett 1,000,000 non-qualified stock options exercisable at the price of $1.0 per share any time until their expiration 10 years from the date of grant. The options were granted Mr. Hewlett for his services in 1996 as a director of the Company. The shares issuable upon exercise of these options are not subject to adjustment in the event of a reverse stock split.

    The Company, also by unanimous written consent in October 1996, granted
Wade B. Mitchell 200,000 non-qualified stock options exercisable at the price of $.50 per share any time until their expiration 10 years from the date of grant and 150,000 non-qualified stock options exercisable at the price of $1.0 per share anytime until their expiration 10 years from the date of grant. The options were granted to Mr. Mitchell for his services in 1996 as a director of the Company. The shares issuable upon exercise of these options are not subject to adjustment in the event of a reverse stock split.


ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-KSB:

    1.  Financial Statements

              Independent Auditors' Reports
              Balance Sheet
              Statements of Operations
              Statements of Shareholders' Equity
              Statements of Cash Flows
              Notes to Financial Statements

    2.  Exhibits

         The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

 3.1 Certificate of Incorporation, Restated Certificate of Incorporation and Bylaws of the Company(1)

 4.1      Form of Class A Warrant Agreement and Certificate(1)

 4.2      Form of Class B Warrant Agreement and Certificate(1)

 4.3      Form of Class C Warrant Agreement and Certificate(1)

 4.4      Form of Underwriters' Warrants(1)

 4.5      Form of Common Stock Certificate(1)

 4.6      Form of Class F Warrant Agreement and Certificate(2)

 4.7      Form of Class G Warrant Agreement and Certificate(2)

*4.8      Form of Debenture utilized in the October 1996 Financing

 10.1 Employment Agreement between the Company and Miles T. Doody dated January 1, 1993(1)

 10.2 Employment Agreement between the Company and James T. Doody dated January 1, 1993(1)

 10.3 Employment Agreement between the Company and Mont E. Warren dated January 19, 1993(1)

 10.4 Employment Agreement between the Company and Janet R. Gardner dated January 19, 1993(1)

 10.5 Facilities Lease between the Company and Joe Byron and Pat Byron dated September 11, 1990(1)

 10.6 License Agreement between the Company and Fila Sport, S.p.A. dated October 18, 1990(1)

 10.7 1993 Stock Option Plan, Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement(1)

 10.8 Agreement between the Professional Golfers' Associations of Europe Limited and the Company dated June 7, 1993(1)

 10.9     Agreement between Kanebo, Ltd. and the Company dated April 11, 1993(1)

 10.10    Lease between the Company and Saint Enterprises dated November 22,
          1993(2)

 10.11 Purchase and Sale Agreement between the Company and Fidelity Funding of California, Inc. dated March 13, 1995(2)

*10.12 License Agreement between the Company and Fila sport, S.p.A. dated October 1, 1996

*10.13 Amendment to Employment Agreement between the Company and Miles T. Doody dated October 30, 1996

*10.14 Loan and Security Agreement between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

*10.15 Revolving Promissory Note between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

*10.16 UCC-1 filings for the state of Utah and California related to the Loan and Security Agreement between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

*10.17    Non-qualified Stock Option Agreement for Bruce H. Haglund

*10.18    Non-qualified Stock Option Agreements for Kenneth W. Craig

*10.19    Non-qualified Stock Option Agreement for Janet Gardner

*10.20    Non-qualified Stock Option Agreement for Michael B. Orr

*10.21    Non-qualified Stock Option Agreement for Miles T. Doody

*10.22    Non-qualified Stock Option Agreement for James T. Doody

*10.23    Non-qualified Stock Option Agreement for Pine Valley Ltd.

*10.24    Non-qualified Stock Option Agreement for Mont E. Warren

*10.25    Non-qualified Stock Option Agreement for J. Arthur Wright

*10.26    Non-qualified Stock Option Agreement for John B. Hewlett

*10.27    Non-qualified Stock Option Agreement for Wade M. Mitchell

 10.28    Non-qualified Stock Option Agreement for Granite Hollow Insurance
          Agency

*23.1     Independent Auditors' Consent - Corbin & Wertz

-----------------------------

(1) Filed with the Company's Registration Statement on Form SB-2 dated November 12, 1993 and incorporated by reference.
(2) Filed with the Company's Annual Report on Form 10KSB for the year ended December 31, 1995.
(b)      Reports on Form 8-K.

         None.

                                      SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntington Beach, State of California, on the 15th day of April, 1997.

                             By:  /s/ Ken W. Craig
                             -----------------------------------
                             Ken W. Craig, Chief Executive Officer, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                   TITLE                          DATE

/s/ John B. Hewlett             Chairman of the Board            April 15, 1997
----------------------------
John B. Hewlett




/s/ Miles T. Doody             Vice Chairman, Director           April 15, 1997
----------------------------
Miles T. Doody




/s/ Wade Mitchell                Director                        April 15, 1997
----------------------------
Wade Mitchell




/s/ Dennis Crockett              Director                        April 15, 1997
----------------------------
Dennis Crockett



                             Chief Executive Officer,

/s/ Ken W. Craig                President, Director              April 15, 1997
---------------------------- (Principal Executive Officer)
Ken W. Craig


                               Vice President, Chief
                               Financial Officer,
/s/ Mont E. Warren            (Principal Accounting Officer)     April 15, 1997
----------------------------
Mont E. Warren





                                       EXHIBITS

                                    EXHIBIT INDEX


    The following exhibits are being filed with this Annual Report on Form
10-KSB:

EXHIBIT                                                         SEQUENTIALLY
NUMBER                                                          NUMBERED
                                                                PAGE


*4.8      Form of Debenture utilized in the October 1996
          Financing
                                                               ----------
*10.12    License Agreement between the Company and Fila
          sport, S.p.A. dated October 1, 1996                  ----------

*10.13    Amendment to Employment Agreement between the
          Company and Miles T. Doody dated October 30, 1996    ----------

*10.14    Loan and Security Agreement between the Company,
          John B. Hewlett and AKA Charitable Remainder Unit
          Trust Number 2                                       ----------

*10.15    Revolving Promissory Note between the Company,
          John B. Hewlett and AKA Charitable Remainder Unit
          Trust Number 2                                       ----------

*10.16    UCC-1 filings for the state of Utah and California
          related to the Loan and Security Agreement between
          the Company, John B. Hewlett and AKA Charitable
          Remainder Unit Trust Number 2                        ----------

*10.17    Non-qualified Stock Option Agreement for Bruce H.
          Haglund                                              ----------

*10.18    Non-qualified Stock Option Agreements for Kenneth
          W. Craig                                             ----------

*10.19    Non-qualified Stock Option Agreement for
          Janet Gardner                                        ----------

*10.20    Non-qualified Stock Option Agreement for Michael
          B. Orr                                               ----------

*10.21    Non-qualified Stock Option Agreement for Miles
          T. Doody                                             ----------

*10.22    Non-qualified Stock Option Agreement for James
          T. Doody                                             ----------

*10.23    Non-qualified Stock Option Agreement for Pine
          Valley Ltd.                                          ----------

*10.24    Non-qualified Stock Option Agreement for Mont
          E. Warren                                            ----------

*10.25    Non-qualified Stock Option Agreement for J.
          Arthur Wright                                        ----------

*10.26    Non-qualified Stock Option Agreement for
          John B. Hewlett                                      ----------

*10.27    Non-qualified Stock Option Agreement for Wade
          M. Mitchell                                          ----------

 10.28    Non-qualified Stock Option Agreement for
          Granite Hollow Insurance Agency                      ----------


 23.1     Independent Auditors' Consent - Corbin & Wertz        ----------

                           RENAISSANCE GOLF PRODUCTS, INC.

                                 FINANCIAL STATEMENTS

                    For The Years Ended December 31, 1996 and 1995

                                         with

                         INDEPENDENT AUDITORS' REPORT THEREON

                             INDEPENDENT AUDITORS' REPORT


Board of Directors
Renaissance Golf Products, Inc.

We have audited the accompanying balance sheet of Renaissance Golf Products, Inc. (the "Company") as of December 31, 1996, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Golf Products, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Renaissance Golf Products, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 CORBIN & WERTZ


Irvine, California
February 20, 1997, except as
 to Note 14, which is as of
 April 11, 1997

                           RENAISSANCE GOLF PRODUCTS, INC.


                                    BALANCE SHEET

                                  December 31, 1996



                                        ASSETS

Current assets:
  Cash and cash equivalents                                 $      276,012
  Accounts receivable, net of allowance for
   doubtful accounts of $90,000                                    142,539
  Inventories, net                                                 348,640
  Prepaid expenses and other current assets                         10,315
                                                              ------------
     Total current assets                                          777,506

Property and equipment, net                                         49,207

Other assets                                                        21,143
                                                              ------------
                                                              ------------

                                                            $      847,856

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                         $       52,935
  Accounts payable                                                 321,294
  Accrued liabilities                                              453,332
  Accrued royalties                                                184,146
  Deferred revenue                                                 267,723
                                                              ------------
     Total current liabilities                                   1,279,430

Notes payable, less current portion                                920,500
                                                              ------------

     Total liabilities                                           2,199,930
                                                              ------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value, 150,000
   shares authorized; 250 shares issued and
   outstanding                                                           3
  Common stock, $.001 par value, 20,000,000
   shares authorized; 5,461,163 shares issued
   and outstanding                                                   5,461
  Common stock subscribed, 3,812,500 shares                        762,500
  Additional paid-in capital                                    11,758,741
  Accumulated deficit                                          (13,878,779)
                                                              ------------
     Total stockholders' deficit                                (1,352,074)
                                                              ------------

                                                            $      847,856
                                                              ------------
                                                              ------------



                    See accompanying independent auditors' report
                           and notes to financial statements
                                         F-2

                           RENAISSANCE GOLF PRODUCTS, INC.

                               STATEMENTS OF OPERATIONS

                    For The Years Ended December 31, 1996 and 1995



                                                1996           1995
                                            ------------   ------------

Net sales                                 $  2,403,414   $  5,007,347

Cost of sales                                2,166,947      3,851,915
                                            ----------     ----------

Gross profit                                   236,467      1,155,432

Selling, general and administrative
 expenses                                    2,424,791      3,332,278
                                            ----------     ----------

Operating loss                              (2,188,324)    (2,176,846)

Other income (expense):
  Interest income                                1,114          6,609
  Interest expense                             (43,747)      (139,597)
  Inventory write-downs                       (321,000)      (209,000)
                                            ----------     ----------

     Total other income (expense)             (363,633)      (341,988)
                                            ----------     ----------

Loss before provision for income taxes
 and extraordinary item                     (2,551,957)    (2,518,834)

Provision for income taxes                        (800)          (800)
                                            ----------     ----------

Loss before extraordinary item              (2,552,757)    (2,519,634)

Extraordinary gain from forgiveness
 of debt (net of income taxes of $0)            11,325         ---
                                            ----------     ----------

Net loss                                  $ (2,541,432)  $ (2,519,634)
                                            ----------     ----------
                                            ----------     ----------

Net loss per common share                 $      (0.44)  $      (0.46)
                                            ----------     ----------
                                            ----------     ----------

Weighed average common shares
 outstanding                                 5,834,221      5,447,471
                                            ----------     ----------
                                            ----------     ----------


                    See accompanying independent auditors' report
                           and notes to financial statements
                                         F-3

                        RENAISSANCE GOLF PRODUCTS, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 For The Years Ended December 31, 1996 and 1995


                                        Preferred Stock             Common Stock        Common Stock Subscribed
                                     ---------------------      -------------------     -----------------------
                                     Shares         Amount      Shares       Amount       Shares       Amount
                                     ------         ------      ------       ------     ---------    ----------
Balance, January 1, 1995               ---         $  ---       5,415,163   $ 5,415         ---       $   ---

Issuance of common stock for
 consulting services                   ---            ---          46,000        46         ---           ---

Issuance of Series A preferred
 stock                                    250            3         ---         ---          ---           ---

Net loss                               ---            ---          ---         ---          ---           ---
                                    ---------       ------      ---------    ------      ---------     ---------

Balance, December 31, 1995                250            3      5,461,163     5,461         ---           ---

Common stock subscribed,
 3,812,500 shares                      ---            ---          ---         ---       3,812,500       762,500

Issuance of stock options              ---            ---          ---         ---          ---           ---

Net loss                               ---            ---          ---         ---          ---           ---
                                    ---------       ------      ---------    ------      ---------     ---------

Balance, December 31, 1996                250      $     3      5,461,163   $ 5,461      3,812,500    $  762,500
                                    ---------       ------      ---------    ------      ---------     ---------
                                    ---------       ------      ---------    ------      ---------     ---------



                                       Additional                            Total
                                        Paid-in         Accumulated       Stockholders'
                                        Capital           Deficit       Equity (Deficit)
                                       ----------       -----------     ----------------
Balance, January 1, 1995              $ 11,367,789      $ (8,817,713)     $ 2,555,491

Issuance of common stock for
 consulting services                        45,954           ---               46,000

Issuance of Series A preferred
 stock                                      24,998           ---               25,001

Net loss                                   ---            (2,519,634)      (2,519,634)
                                       -----------       -----------       ----------

Balance, December 31, 1995              11,438,741       (11,337,347)         106,858

Common stock subscribed,
 3,812,500 shares                          ---               ---              762,500

Issuance of stock options                  320,000           ---              320,000

Net loss                                   ---            (2,541,432)      (2,541,432)
                                       -----------       -----------       ----------
Balance, December 31, 1996            $ 11,758,741      $(13,878,779)     $(1,352,074)
                                       -----------       -----------       ----------
                                       -----------       -----------       ----------


                    See accompanying independent auditors' report
                           and notes to financial statements
                                         F-4

                           RENAISSANCE GOLF PRODUCTS, INC.

                               STATEMENTS OF CASH FLOWS

                    For The Years Ended December 31, 1996 and 1995



                                                    1996           1995
                                                ------------   ------------

Cash flows from operating activities:
  Net loss                                     $ (2,541,432)  $ (2,519,634)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                    82,636        112,590
    Change in allowance for doubtful accounts      (110,000)       140,000
    Change in allowance for inventory
     obsolescence                                   321,000        209,000
    Consulting expense related to
     stock issuance                                  ---            46,000
    Loss (gain) on sale of property and
     equipment                                          689         (1,057)
    Loss on write-down of impaired assets           177,861         ---
    Loss on write-off of intangible asset             6,925         ---
    Gain on forgiveness of debt                     (11,325)        ---
    Discount recorded resulting from stock
     options issued in connection with
     debt                                           (42,000)        ---
    Expense recorded in connection with
     non-employee options                           162,000         ---
    Compensation expense recorded in
     connection with employee options               158,000         ---
    Changes in operating assets and
     liabilities:
      Accounts receivable                           701,827        193,536
      Inventories                                   276,415        973,215
      Prepaid expenses and other current
       assets                                        34,891          8,365
      Other assets                                    1,799          2,201
      Accounts payable and accrued
       liabilities                                  138,108       (142,118)
      Accrued royalties                            (403,356)       433,447
      Deferred revenue                               46,095        221,628
                                               ------------   ------------

  Net cash used in operating activities            (999,867)      (322,827)
                                               ------------   ------------

Cash flows from investing activities:
  Proceeds from sale of property and
   equipment                                         ---             2,814
  Purchases of property and equipment                ---           (24,731)
  Increase in intangible assets                      ---            (2,351)
                                               ------------   ------------

  Net cash used in investing activities              ---           (24,268)
                                               ------------   ------------




Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Years Ended December 31, 1996 and 1995



                                                    1996           1995
                                                ------------   ------------

Cash flows from financing activities:
  Net payments on lines of credit                  (287,901)      (617,099)
  Payments on long-term debt                       (108,147)       (24,260)
  Proceeds from issuance of long-term
   debt to an officer of the Company                 50,000         ---
  Proceeds from issuance of subordinated
   convertible debentures                           762,500         ---
  Proceeds from issuance of common
   stock subscriptions                              762,500         ---
  Proceeds from issuance of preferred
   stock                                             ---            25,001
                                               ------------   ------------

  Net cash provided by (used in) financing
   activities                                     1,178,952       (616,358)
                                               ------------   ------------

Net change in cash and cash equivalents             179,085       (963,453)

Cash and cash equivalents, beginning
 of year                                             96,927      1,060,380
                                               ------------   ------------

Cash and cash equivalents, end of
 year                                         $     276,012  $      96,927
                                               ------------   ------------
                                               ------------   ------------

Supplemental disclosures of cash flow
 information -
  Cash paid during the year for:
    Interest                                  $      27,199  $     131,668
                                               ------------   ------------
                                               ------------   ------------
    Income taxes                              $         800  $         800
                                               ------------   ------------
                                               ------------   ------------
Supplemental schedules of non-cash investing and financing activities:

  During fiscal 1996, the Company converted $150,000 of accounts payable into a note payable.

  During fiscal 1996, the Company reclassed $8,418 of principal due on a note payable to accrued interest.



                    See accompanying independent auditors' report
                           and notes to financial statements
                                         F-6

                           RENAISSANCE GOLF PRODUCTS, INC.

                            NOTES TO FINANCIAL STATEMENTS

                    For The Year Ended December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Renaissance Golf Products, Inc. (the "Company") assembles and distributes golf clubs and accessories. The Company's products are sold domestically and internationally under a license agreement with FILA Sport S.p.A. ("FILA").

BASIS OF PRESENTATION

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has a stockholders' deficit at December 31, 1996. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt and/or equity financing as may be required, and ultimately to attain profitable operations. Management's plans to address these matters are as follows:

- Obtain additional financing through third party investors (see Notes 10 and 14);

- Utilize a revolving loan to borrow against open purchase orders to fund sales growth (see Note 14);

- Focus current marketing strategy on strength of bag and accessory product lines;

-   Increase the marketing efforts of the ladies product lines;

-   Refocus on historically profitable product lines; and

-   Continue restructuring the operations of the Company.

There can be no assurance that the Company will be successful in these regards.

CONCENTRATIONS OF CREDIT RISK

On occasion, the Company maintains cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

The accounts receivable are from a diverse customer base. The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. Accounts deemed uncollectible have been charged against the allowance. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations on its customers and maintains reserves for potential credit losses based on experience and any unusual circumstances that may affect the ability of its customers to meet their obligations.

One customer accounted for 11% and 15% of net sales for the years ended December 31, 1996 and 1995, respectively. As of December 31, 1996, the Company had accounts receivable from three customers which represented 42%, 24% and 19%, respectively, of net accounts receivable.


Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Four vendors accounted for 22%, 20%, 11% and 10% of inventory purchases for the year ended December 31, 1996, respectively, and two vendors accounted for 22% and 14% of inventory purchases for the year ended December 31, 1995, respectively. No other vendor accounted for 10% or more of inventory purchases for these periods. As of December 31, 1996, the Company had accounts payable to two vendors which represented 19% and 13% of accounts payable. The Company believes that it could purchase such inventory from other vendors without a material adverse effect to the Company.

The Company had sales to foreign markets of approximately $678,738 (28.2%) and $1,478,380 (29.5%) for the years ended December 31, 1996 and 1995, respectively.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include, but are not limited to, allowances for trade receivables and the net realizable value of inventories. Actual results could materially differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, long-term debt and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1996.

CASH EQUIVALENTS

For the purpose of the statements of cash flows, the Company considers cash equivalents to be highly liquid investments with remaining maturities when purchased of three months or less.

INVENTORIES

Inventories are stated at the lower of cost or market, and consist primarily of golf clubs, golf bags, golf accessories and related components. Cost is determined on the first-in, first-out method. Cost includes materials, direct labor and an allocable portion of direct and indirect manufacturing overhead based on estimates derived from historical trends and experience factors. Market is determined by comparison with recent purchases or net realizable value.

Management evaluates the net realizable value of its inventories based on its current backlog, anticipated demand and existing competition and provides a reserve accordingly. The Company increased its reserves by $321,000 and $209,000 for the years ended December 31, 1996 and 1995, respectively. Should an adverse change in the attributes which affect the carrying value of its inventories become known to management, management may consider alternative uses of the inventories or dispose of such inventories in such a manner to minimize the risk of financial loss to the Company.



Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Depreciation expense relating to property and equipment for the years ended December 31, 1996 and 1995 amounted to $82,636 and $91,711, respectively, of which $25,500 and $22,633, respectively, is included in cost of sales in the accompanying statements of operations.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. Gains or losses are recognized upon sale or disposal of assets.

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which such impairment is determined by management. During fiscal 1996, management identified the impairment of certain property and equipment which has resulted in a loss of $177,861, which was charged to selling, general and administrative expenses in the accompanying 1996 statement of operations. There was no impairment of property and equipment identified during fiscal 1995.

REVENUE RECOGNITION

Revenues on product sales are recognized upon shipment of the merchandise.

STOCK-BASED COMPENSATION


During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1996 and 1995 was $33,686 and $554,853, respectively.

WARRANTY COSTS

The Company expenses warranty costs as incurred. Warranty expense for the years ended December 31, 1996 and 1995 was not significant.


Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES" ("SFAS 109"). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Business and foreign tax credits are accounted for as a reduction of income tax expense in the years they are available for use under the flow-through method.

NET LOSS PER COMMON SHARE

Net loss per common share is computed based on the weighted average number of common shares outstanding during the years presented. Common equivalent shares from stock options and warrants are excluded from the computation as their effect would be antidilutive for both periods presented.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1996:

     Component parts                             $       709,873
     Finished goods - clubs                              316,748
     Finished goods - bags and accessories                52,019
                                                    ------------
                                                       1,078,640

     Less inventory reserve                             (730,000)
                                                    ------------

                                                 $       348,640
                                                    ------------
                                                    ------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996:

     Manufacturing equipment and tooling         $       162,270
     Office furniture and equipment                       47,382
     Computer equipment and software                     124,193
     Trade show equipment and product displays           219,168
     Automotive equipment                                  6,942
     Leasehold improvements                               32,884
                                                    ------------
                                                         592,839
     Less accumulated depreciation
      and amortization                                  (543,632)
                                                    ------------

                                                 $        49,207
                                                    ------------
                                                    ------------


Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 4 - LINES OF CREDIT

In December 1993, the Company entered into a line of credit agreement with a bank whereby the Company could borrow up to $950,000. The amount of letters of credit outstanding under the line at any one time could not exceed $450,000.
The line bore interest at 1.25% above the bank's reference rate and was collateralized by a certificate of deposit held by the Company. The line expired in February 1995, at which time it was repaid in full with proceeds from the certificate of deposit.

In February 1995, the Company entered into a line of credit agreement with a bank whereby the Company could borrow up to $300,000 for working capital and/or letters of credit. The line bore interest at the prime rate, as defined, and expired in April 1996. The line was collateralized by certificates of deposit purchased by the Company from the bank.

In March 1995, the Company executed an agreement with a financial institution to borrow funds based on eligible accounts receivable, as defined, up to the lesser of $1,000,000 or 80% of eligible accounts receivable. The financial institution had full recourse against the Company for any of the receivables which were deemed uncollectible. The line of credit bore interest at the prime rate, as defined, plus 2.5%. Advances were collateralized by substantially all of the Company's assets. The agreement was terminated on June 4, 1996.

Subsequent to December 31, 1996, the Company entered into a new line of credit agreement (see Note 14).

NOTE 5 - LONG-TERM DEBT

Notes payable at December 31, 1996 consist of the following:

Note payable to a distributor, bearing
interest at 10% per annum, due December 31,
1995, secured by certain assets of the
Company.  Partially forgiven and remaining
balance repaid subsequent to December 31,
1996 (see Note 14).                                        $        52,935

Unsecured note payable to an officer of
the Company, bearing interest at 10%
per annum, all unpaid interest and
principal due June 30, 1999.                                        50,000

Unsecured note payable to a vendor/related
party bearing interest at 10% per annum,
all unpaid interest and principal due
June 30, 1999.                                                     150,000

Subordinated convertible debentures,
bearing interest at 10% per annum for
the first twenty-four (24) months and
then at the Company's bank's prime plus
4% (12.25% at December 31, 1996), interest
payable quarterly commencing June 30,
1997, all accrued interest and principal
due November 1, 2001; secured by
substantially all of the Company's
assets, subordinate to all other debt.                             762,500
                                                              ------------
                                                                 1,015,435
Discount on long-term debt                                         (42,000)
                                                              ------------
                                                                   973,435
Less: current maturities                                           (52,935)
                                                              ------------

                                                           $       920,500
                                                              ------------
                                                              ------------


Continued
                                         F-11

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 5 - LONG-TERM DEBT, CONTINUED

Annual maturities of long-term debt, excluding the expected accretion of the discount on long-term debt, are as follows:

         Years Ending
         December 31,
         ------------

            1997                                           $        52,935
            1998                                                    ---
            1999                                                   200,000
            2000                                                    ---
            2001                                                   762,500
                                                              ------------

                                                           $     1,015,435
                                                              ------------
                                                              ------------
The subordinated convertible debentures were issued in connection with a private placement memorandum (see Note 10). The debentures are convertible at any time from issuance prior to maturity at the rate of $0.50 per share and are redeemable by the Company at any time after the closing price of the Company's common stock equals or exceeds $1.50 per share for 20 consecutive trading days.

Total interest expense incurred in connection with related party debt was $7,674 for the year ended December 31, 1996.

NOTE 6 - DEFERRED REVENUE

During 1995, the Company entered into a royalty agreement with a Japanese distributor who designs clubs for Asian markets and distributes using the FILA name and trademark. Royalties due to the Company related to such agreement are 9% on sales of bags, head covers and gloves designed and distributed by the Japanese distributor. In connection with the royalty agreement, the distributor agreed to prepay $280,048 which will be credited against future royalty payments due to the Company from the distributor. During fiscal 1996, the distributor advanced the Company additional amounts of $94,274. Royalty revenue recognized under this agreement was $48,179 and $133,343 for the years ended December 31, 1996 and 1995, respectively. Deferred revenues in connection with this arrangement amounted to $267,723 at December 31, 1996. See Note 14.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office and warehouse facilities on a month-to-month basis with a 90-day notice of termination and certain equipment under several non-cancelable lease agreements accounted for as operating leases expiring through November 2001. Real estate taxes, insurance and maintenance expenses are obligations of the Company.


Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

Minimum rental payments under non-cancelable operating leases on certain equipment are as follows:

            Years Ending
            December 31,
            ------------
               1997                                   $         8,129
               1998                                             2,010
               1999                                             2,010
               2000                                             2,010
               2001                                             1,842
                                                         ------------

                                                      $        16,001
                                                         ------------
                                                         ------------

Rent expense totaled approximately $91,000 and $112,000 for the years ended December 31, 1996 and 1995, respectively. It is expected that expiring leases would be renewed in the ordinary course of business.

ROYALTY AND LICENSING AGREEMENTS

FILA LICENSE

The Company had an exclusive licensing agreement with FILA to use the FILA name and trademark for the Company's golf clubs, bags and various other golf accessories for sale in the United States, Japan and certain other countries. The initial term of the agreement originally expired December 31, 1995, but had been extended by FILA to December 31, 2000. The agreement was terminated on June 30, 1996 as the Company was in default of the obligations under the agreement. In October 1996, the Company entered into a new licensing agreement which granted the Company the exclusive license to use the FILA name and trademark for hard products, as defined, for sale in the United States and foreign countries, excluding Asia and a non-exclusive license to use the FILA name and trademark for soft products, as defined, for sale in the United States and foreign countries, excluding Asia. The new license agreement expires December 31, 2000 and can be renewed for an additional five-year period provided that the Company is not in default of any obligation under the agreement. Royalty expense under these agreements was $429,167 and $450,000 for the years ended December 31, 1996 and 1995, respectively. There were no royalties due to FILA at December 31, 1996.

The terms of the revised licensing agreement include, among others, the following:

Minimum royalty payments during the remainder of the initial term are as follows:

               1997                                   $       400,000
               1998                                           500,000
               1999                                           600,000
               2000                                           700,000
                                                         ------------

                                                      $     2,200,000
                                                         ------------
                                                         ------------

Percentage royalty payments are due if such amounts exceed the minimum royalty payments and are based on annual sales as follows:

          Sales up to $7,500,000                      6.0%
          Sales from $7,500,001 to $15,000,000        5.5%
          Sales over $15,000,000                      5.0%



Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

FILA can terminate the license if the Company does not have annual sales of licensed product equal to or exceeding the following amounts for the respective years:

               1997                                   $     5,000,000
               1998                                         6,250,000
               1999                                         7,500,000
               Each year thereafter                         8,333,000

The Company must expend annually not less than five percent of net sales for advertising and not less than three percent of net sales for promotions.

The Company shall not offer discounts on current products greater than twenty-five percent (25%) without first obtaining approval from FILA. The Company shall not sell discontinued product lines at a discount exceeding fifty percent (50%).

The Company must establish an irrevocable letter of credit for the minimum annual royalty for each contract year which shall be renewed annually for the minimum annual royalty for each subsequent contract year (see Note 14). The Company shall pay one fourth (1/4) of the minimum annual royalty to FILA fifteen
(15) days prior to the end of each quarter. If the Company fails to make the required payment, FILA may draw the required payment amount from the letter of credit on the last day of the quarter.

The Company must submit a prototype of each product, as defined, for FILA's approval prior to the manufacture, distribution or sale of such product. The Company must submit to FILA for approval the Company's price lists and a description of any plans to offer discounted prices (to eliminate overstock or otherwise).

FILA may terminate the agreement in whole, or in part, upon the occurrence of certain events, including the following:

-Failure to perform or otherwise materially breach any of the obligations under the agreement and there is no remedy within 30 days of the receipt of written notice of intent to terminate the agreement from FILA.

-Failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance or meet established guidelines for quality control.

-Failure to meet advertising, promotional and/or sales targets within a country included in the territory, as defined.

-Sale or disposal of substantially all of the Company's business or assets to a third party or transfer of control of the Company to a third party or the cessation of an employment relationship with Miles Doody.

Further, FILA may terminate the license agreement if the Company's financial condition becomes unstable, as evidenced by, among other matters, insolvency or the Company's inability to pay its debts as they become due.



Continued
                                         F-14

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

As of December 31, 1996, the Company was not in compliance with the FILA licensing agreement as it relates to the establishment of a letter of credit. The letter of credit was established subsequent to December 31, 1996 (see Note
14).

JAPANESE SUBLICENSE

FILA granted an exclusive licensing agreement to Kanebo, Ltd. ("Kanebo") covering Japan, prior to granting the Company its licensing agreement. This licensing agreement gave Kanebo an exclusive right and license to use FILA trademarks in connection with the manufacture and sale of certain items including golf bags, head covers and gloves sold in Japan, but not including golf clubs or balls. Accordingly, the Company entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, head covers and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's license agreement with FILA. Royalty expense in connection with this sublicense was $26,766 and $74,079 for the years ended December 31, 1996 and 1995, respectively. Accrued royalties related to the sublicense agreement totaled $118,355 at December 31, 1996. As of December 31, 1996, the Company was not in compliance with certain terms of the sublicense agreement.

LICENSE AGREEMENT FOR LATITUDE IRONS

The Company had a licensing agreement with a third party for the sale of certain golf club heads. The Company was obligated to pay a $2.00 royalty on sales of licensed club heads. The term of the agreement was an initial period of three years ending on October 31, 1996, which was extendible at the option of the Company in one year increments. The Company did not exercise its option to renew therefore, the agreement expired on October 31, 1996. Total accrued royalties related to such agreement amounted to $18,241 at December 31, 1996. Amounts paid to the third party in 1996 and 1995 under this license agreement was $0 and $17,917, respectively.

PGA OF EUROPE LICENSE

The Company had a license agreement with the PGA of Europe in which the Company was granted the exclusive, worldwide right to use the PGA of Europe trademark and logo on all printed material and equipment related to golf clubs, putters, golf bags, and certain other related golf accessories. In consideration for the license grant, the Company agreed to pay a royalty to the PGA of Europe equal to 5% of the net sales price of products bearing the PGA of Europe trademark sold by the Company, with a minimum annual royalty of L30,000 (approximately $51,000
at current exchange rates).   Royalty expense in connection with this license
agreement was $11,648 and $47,640 for the years ended December 31, 1996 and 1995, respectively. Total accrued royalties due amounted to $47,550 at December 31, 1996. The PGA of Europe license expired on March 31, 1996.



Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

LICENSE AGREEMENT FOR CONVERTIBLE GOLF BAGS

The Company has an exclusive agreement with a third party for the manufacture and sale of certain golf bags. The Company is obligated to pay a $5.00 per bag royalty on domestic sales and a $3.00 per bag royalty on foreign sales of licensed golf bags. The Company shall pay a monthly minimum royalty of $3,000 on or before the first of each month. The initial term of the agreement expires March 1, 1998, and is extendible at the option of the Company through March 1, 1999 provided certain performance requirements have been met. Thereafter, the Company shall have a non-exclusive license for a period of ten (10) years from October 1, 1996 unless sooner terminated. Royalty expense in connection with this license agreement was $9,000 for the year ended December 31, 1996. There were no accrued royalties as of December 31, 1996.

EMPLOYMENT AGREEMENTS

In January 1993, the Company entered into employment agreements with certain officers which call for minimum base salaries per year for a three-year period. In January 1994, the Company agreed to extend these agreements through December 31, 1997. Minimum payments required under these agreements in the aggregate total $249,500 for 1997.

In October 1996, the Company entered into an employment agreement with a certain officer which calls for a base salary of $48,000 and a commission equal to one percent (1%) of adjusted gross sales, as defined, for a three-year period with a one-year renewal option. In addition, the agreement provided for the issuance of stock options (see Note 8).

LETTERS OF CREDIT

In connection with the FILA license discussed above, the Company is required to establish a letter of credit with an accredited Italian bank in the amount of $400,000, the minimum royalty for fiscal 1996. This letter of credit was established subsequent to year end. See Note 14.

In connection with the purchase of inventory from an overseas vendor, the Company was required to establish a letter of credit on the vendor's behalf.
The letter of credit is secured by a corresponding cash balance maintained by the Company at the issuing bank which is used to pay the vendor. At December 31, 1996, the Company had $87,515 outstanding pursuant to this letter of credit.

LITIGATION

During 1995, a dispute arose between the Company and an outside consultant related to services provided by the consultant to the Company. The consultant tendered back to the Company certain out-of-the-money warrants (see Note 9).

LIMITATIONS ON DIVIDENDS

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of working capital and accumulated deficit as of December 31, 1996.


Continued

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 8 - STOCK OPTIONS

In July 1993, the Board of Directors adopted, and the stockholders approved, the 1993 Omnibus Stock Option Plan ("1993 Plan") which is intended to provide incentives to key employees, directors, consultants and others. Pursuant to the 1993 Plan, up to 600,000 shares may be granted on a discretionary basis by the Board of Directors in the form of incentive stock options for full-time employees and directors and non-statutory stock options for non-employees.

In July 1993, incentive stock options were granted to certain officers and directors for the purchase of 400,000 shares of the Company's common stock at $4.00 per share. Of these options, 160,000 were canceled in October 1996. The options are fully vested as of December 31, 1996, and expire July 12, 1998, or upon termination of employment.

In January 1994, non-statutory stock options were granted outside of the 1993 Plan to professional golfers for the purchase of 25,500 shares of the Company's common stock at $3.25 per share. Of these options, 15,500 vested on issuance and 10,000 were to vest based on the golfers achieving certain performance goals. These 15,500 options expire at various dates from December 31, 1997 through December 31, 1998. No non-statutory stock options expired during the year ended December 31, 1996.

In June 1994, incentive stock options were granted outside of the 1993 Plan to certain employees for the purchase of 38,500 shares of the Company's common stock at $2.50 per share. These options vest ratably on October 15, 1994, 1995 and 1996 and expire June 14, 1999, or upon termination of employment. Of these options, 10,001 were canceled during fiscal 1995. No incentive stock options expired during the year ended December 31, 1996.

In May 1995, non-statutory stock options were granted outside of the 1993 Plan for various consulting services provided to the Company for the purchase of 441,000 shares of the Company's common stock at prices ranging from $1.00 to $2.50 per share, the estimated fair market value (or greater) of the Company's common stock at the date of grant. These options expire at various dates from December 31, 1995 to March 31, 2000 and vested immediately. During the year ended December 31, 1995, 100,000 of such options expired and 46,000 of such options were exercised. During the year ended December 31, 1996, non-statutory stock options totaling 245,000 expired and 50,000 were canceled.

In August 1995, non-statutory stock options were granted to non-employee members of the Company's Board of Directors for services rendered during 1995 and previous years for the purchase of 200,000 shares of the Company's common stock at $1.00 per share, the estimated fair market value of the Company's stock at the date of grant. These options expired on December 31, 1996.

In October 1996, non-statutory stock options were granted outside of the 1993 Plan to non-employee members of the Company's Board of Directors and various consultants for services provided to the Company for the purchase of 2,750,000 shares of the Company's common stock at $0.50 per share, the estimated fair value of the Company's stock at the date of grant. These options expire on December 31, 2006. These options are assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Notes 5 and 10. These options are not subject to adjustment in the event of a split of the Company's stock. Because the Company anticipated a 4:1 reverse stock split, the exercise price per share, for purposes of calculating the fair market value of these non-employee options, is assumed to be $0.125 per


Continued
                                         F-17

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 8 - STOCK OPTIONS, CONTINUED

share. The Company expensed $162,000 in connection with the issuance of 2,225,000 of the aforementioned options. An additional $8,000 of expense will be recorded during each year ending December 31, 1997 and 1998 in connection therewith. With respect to the remaining 525,000 options, the Company recorded $42,000 of debt issuance costs (reflected as a discount in Note 5), which will be amortized over the life of the related debt.

In October 1996, incentive stock options were granted outside of the 1993 Plan to certain officers and key employees for the purchase of 1,377,000 shares of the Company's common stock at $0.50 per share. Of these options, 717,000 vest upon the earlier of achieving certain performance goals or ratably over ten years and 660,000 were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Notes 5 and 10. These options are not subject to adjustment in the event of a split of the Company's stock. Because the Company anticipated a 4:1 reverse stock split, the exercise price per share, for purposes of calculating the fair market value of these non-employee options, is assumed to be $0.125 per share. The Company expensed $50,000 in connection with the issuance of 660,000 of the aforementioned options. An additional $54,000 of expense will be recorded pro rata over ten years in connection with the 717,000 options. These options expire on December 31, 2006.

In October 1996, the Company granted to a non-employee director an option to acquire 200,000 shares of common stock at an exercise price of $0.50 per share and an option to acquire 150,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The Company also granted to another non-employee director an option to acquire 1,000,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The options vested immediately and expire December 31, 2006. These options are not subject to adjustment in the event of a split of the Company's stock. Because the Company anticipates a 4:1 reverse stock split, the exercise price per share, for purposes of calculating the fair market value of these two non-employee options, is assumed to be $0.125 for the $0.50 options and $0.25 for the $1.00 options. The Company expensed $108,000 in connection with the issuance of these two options.

A summary of stock option activity for 1996 and 1995 follows:

                                 1993 Plan     Outside Plan       Price
                                 ---------     ------------       -----

Balance at January 1, 1995         400,000         64,000       $2.50-4.00

Granted                            200,000        441,000        1.00-2.50
Expired/canceled                     ---         (120,001)       1.00-3.25
Exercised                            ---          (46,000)       1.00
                               -----------    -----------      -----------

Balance at December 31, 1995       600,000        338,999        1.00-4.00

Granted                              ---        5,477,000        0.50-1.00
Expired/canceled                  (360,000)      (295,000)       1.00-4.00
Exercised                            ---            ---              ---
                               -----------    -----------      -----------

Balance at December 31, 1996       240,000      5,520,999       $0.50-4.00
                               -----------    -----------      -----------
                               -----------    -----------      -----------

Exercisable at December 31,
 1996                              240,000      4,803,999       $0.50-4.00
                               -----------    -----------      -----------
                               -----------    -----------      -----------



Continued
                                         F-18

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 8 - STOCK OPTIONS, CONTINUED

PRO FORMA STOCK OPTION INFORMATION

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed herein. The fair value for these options was estimated at the date of grant using a BLACK-SCHOLES option pricing model with the following assumptions: stock price, as determined by the Board of Directors, of $.20 per share; a risk-free interest rate of 7.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 100.0%; and expected term of five years.


The BLACK-SCHOLES valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

                                               1996               1995
                                           ------------       ------------

Net loss:
    As reported                       $     (2,541,432)    $    (2,519,634)
    Pro forma                         $     (2,700,773)    $    (2,519,634)

Net loss per share:
    As reported                       $          (0.44)    $         (0.46)
    Pro forma                         $          (0.46)    $         (0.46)

NOTE 9 - STOCK WARRANTS

The Company is authorized to issue Class A, B, C, D, E, F and G warrants. The terms of the warrants are summarized as follows:

- Class A warrants entitle the holder to purchase one share of common stock at a price of $6.50 per share. The warrants are exercisable for five years from the date of issuance and may be redeemed by the Company at $.01 per warrant if the closing bid price of the common stock exceeds $9.00 for 10 consecutive trading days.

- Class B warrants entitle the holder to purchase one share of common stock at a price of $4.00 per share. The warrants are exercisable for three years beginning one year from the date of issuance.

- Class C warrants entitle the holder to purchase one share of common stock for $8.50 per share. The warrants are exercisable beginning January 1, 1995 for two years unless extended by the Board of Directors.


Continued
                                         F-19

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 9 - STOCK WARRANTS, CONTINUED

- Class D warrants entitle the holder to purchase one share of common stock for $4.50 per share. The warrants are exercisable for one year from the date of issuance.

- Class E warrants entitle the holder to purchase one share of common stock for $5.50 per share. The warrants are exercisable for one year from the date of issuance.

- Class F warrants entitle the holder to purchase one share of common stock for $3.50 per share. The warrants are exercisable from the date of issuance and expire December 31, 1997.

- Class G warrants were issued with a private placement memorandum in January 1995 and entitle the holder to purchase one share of common stock for $2.50 per share. The warrants are exercisable for 18 months from the date of issuance.

In connection with the offering of convertible debentures, bridge financing arrangements and the initial public offering completed prior to 1995, the Company issued 2,509,250 warrants with exercise prices of $3.50 to $8.50 which expire between November 15, 1996 and November 15, 1998.

During 1995, in connection with a private placement memorandum, the Company issued 1,250 Class G warrants. All of these warrants expired as of October 6, 1996.

In connection with a legal settlement in 1995 (see Note 7), 5,000 Class B warrants and 10,000 Class C warrants issued prior to 1995 were tendered to the Company and canceled. These warrants have been deducted from the summary of warrants detailed below.

During 1996, 844,250 Class B warrants expired. These warrants have been deducted from the summary of warrants detailed below.

A summary of the Company's warrants outstanding as of December 31, 1996 follows:

 Class       Outstanding     Exercise Price     Expiration Date
 -----       -----------     --------------     ---------------

   A          1,400,000          $6.50         November 15, 1998
   B              ---            $4.00                ---
   C            240,000          $8.50         January 1, 1997
   D              ---            $4.50                ---
   E              ---            $5.50                ---
   F             10,000          $3.50         December 31, 1997
   G              ---            $2.50                ---

NOTE 10 - STOCKHOLDER'S DEFICIT

In January 1995, the Company issued a private placement memorandum offering 15,000 units at $100 per unit, each unit consisting of one share of Series A preferred stock and five Class G warrants. Each share of the Series A preferred stock is convertible into 50 shares of common stock. The offering originally terminated on April 30, 1995, but was extended by the Company through December 31, 1995. A total of 250 units were sold for proceeds totaling $25,001.


Continued
                                         F-20

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 10 - STOCKHOLDER'S DEFICIT, CONTINUED

During 1995, the Company issued 46,000 shares of common stock at $1.00 per share in connection with the exercise of non-statutory stock options (see Note 8).

In October 1996, the Company issued a private placement memorandum offering 100 units at $25,000 per unit, each unit consisting of 62,500 shares of common stock and a subordinated convertible debenture with a face value of $12,500 (see Note
5). As of December 31, 1996, the Company had sold 61 units and raised $762,500 from the private placement memorandum offering relating to the sale of common stock. An equivalent amount was raised in the form of subordinated convertible debentures (see Note 5).

NOTE 11 - PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                                          Current       Deferred       Total
                                          -------       --------       -----

Year ended December 31, 1996:
   U.S. Federal                        $    ---       $    ---      $    ---
   State and local                            800          ---             800
                                          -------        -------       -------
                                       $      800     $    ---      $      800
                                          -------        -------       -------
                                          -------        -------       -------

Year ended December 31, 1995:
   U.S. Federal                        $    ---       $    ---      $    ---
   State and local                            800          ---             800
                                          -------        -------       -------
                                       $      800     $    ---      $      800
                                          -------        -------       -------
                                          -------        -------       -------

Income tax expense was $800 for each of the years ended December 31, 1996 and 1995, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                   1996               1995
                                               ------------       ------------

Computed "expected" benefit                 $      (864,087)   $     (856,404)
Increase (reduction) in income taxes
 resulting from:
  Change in valuation allowance for
   deferred tax assets                            1,041,364         1,081,000
  Non-deductible expenses                            52,635            18,261
  Change in deferred tax assets                    (233,489)         (242,585)
  Other                                               3,849            ---
  State taxes, net of benefit                           528               528
                                                -----------       -----------

                                             $          800    $          800
                                                -----------       -----------
                                                -----------       -----------



Continued
                                         F-21

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 11 - PROVISION FOR INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                             $       36,124
  Inventories, principally due to allowance
   for obsolete inventory                                             331,350
  Compensated absences, principally due to
   accrual for financial reporting
   purposes                                                             6,960
  Property, primarily due to differences
   in depreciation methods                                             71,390
  Compensation expense relating to options
   granted to employees and consultants not
   currently deductible                                               109,000
  State taxes, net of benefit                                             272
  Net operating loss carryforwards                                  3,761,268
                                                                  -----------

     Total gross deferred tax assets                                4,316,364
     Less valuation allowance                                      (4,316,364)
                                                                  -----------

     Net deferred tax assets                                   $       ---
                                                                  -----------
                                                                  -----------

The valuation allowance for deferred tax assets as of January 1, 1996 was $3,275,000. The net change in the total valuation allowance for the year ended December 31, 1996 was an increase of $1,041,364.

At December 31, 1996, the Company had net operating loss carryforwards of approximately $10,147,000 and $5,072,000 available to offset future taxable Federal and state income, respectively. The carryforward amounts expire in varying amounts between 1998 and 2011.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 12 - EXTRAORDINARY ITEM - GAIN ON FORGIVENESS OF DEBT

During 1996, the Company entered into several agreements with vendors to settle amounts payable to such vendors for less than the face amount. As a result, the Company recognized an aggregate gain of $11,325.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996 and 1995, sales to an affiliate were $38,720 and $364,179, respectively. There were no amounts due from this affiliate as of December 31, 1996.


Continued
                                         F-22

                           RENAISSANCE GOLF PRODUCTS, INC.

                    For The Year Ended December 31, 1996 and 1995


NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 31, 1996, the following events occurred:

- The Company entered into a settlement agreement relating to a note due and payable as of December 31, 1996 (see Note 5). Under the financing arrangement, the Company owed a total of $81,877 in accrued interest and principal. The distributor accepted $71,139 in full satisfaction of the balance due resulting in a gain of $10,738 which will be recognized during 1997. The Company made the final payment on February 11, 1997.

- The Company entered into an agreement with a third party regarding certain prepaid royalties (see Note 6). The third party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The result will be a gain of $267,723 which will be recognized during fiscal 1997.

- The Company sold the additional 12 units under the ongoing private placement memorandum (see Note 10), thus raising an additional $150,000 relating to the sale of stock and an equivalent amount in the form of subordinated convertible debentures. The Company's Board of Directors elected to extend the offering to May 15, 1997.

- The Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with the letter of credit established in accordance with the FILA license agreement (see below). The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is guaranteed by the Chairman of the Board of Directors. The line expires January 31, 1998.

- In connection with the FILA license, the Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit is secured by the line of credit discussed above. The letter of credit expires January 31, 1998.

- The Company and the Company's chairman of the Board of Directors jointly entered into a loan and security agreement (the "Agreement") with a lender on March 31, 1997 which will provide up to a maximum of $1,000,000 to fund open purchase orders. The revolving promissory note executed pursuant to the Agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement will be collateralized by the Company's inventory and open purchase orders, as defined.

- Effective March 31, 1997, the Company borrowed $225,000 from a stockholder. The borrowing bears interest at a rate of 1% per month.


Continued
                                         F-23