Form 10QSB
period 1997-03-31
RENAISSANCE GOLF PRODUCTS INC
filed 1997-05-15
CIK 912592

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


(MARK ONE)
 ( X  )       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the quarterly period ended MARCH 31, 1997

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
Yes  X   No
    ---     ---

As of March 31, 1997, the registrant had 9,898,663 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one);
Yes     No  X
    ---    ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           RENAISSANCE GOLF PRODUCTS, INC.

                                  TABLE OF CONTENTS


                                                                         PAGE

PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of March 31, 1997
and December 31, 1996                                                     1

Statements of Operations for the three months
ended March 31, 1997 and 1996                                             2

Statements of Cash Flows for the three months
ended March 31, 1997 and 1996                                             3

Notes to Financial Statements                                             4

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                             6

PART II. OTHER INFORMATION                                                8

SIGNATURES                                                                9

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 1997 AND DECEMBER 31, 1996

                                                       March 31,    December 31,
                                                         1997           1996
                                                       ---------    ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $ 82,310      $276,012
Accounts receivable, net                                 251,640       142,539
Inventories, net                                         717,107       348,640
Prepaid expenses                                          23,509        10,315
                                                     -----------   -----------
    Total current assets                               1,074,566       777,506

PROPERTY AND EQUIPMENT, net                               41,277        49,207
OTHER ASSETS                                              10,656        21,143
                                                     -----------   -----------
    Total  assets                                     $1,126,499      $847,856
                                                     -----------   -----------
                                                     -----------   -----------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt                             --        52,935
Accounts payable                                         559,359       321,294
Accrued liabilities                                      172,487       453,332
Accrued royalties                                        184,146       184,146
Deferred revenue                                              --       267,723
Line of credit                                           100,000            --
Notes payable                                            225,000            --
                                                     -----------   -----------
    Total current liabilities                          1,240,992     1,279,430
                                                     -----------   -----------
Notes Payable, less current portion                    1,049,000       920,500
                                                     -----------   -----------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 150,000 shares
    authorized;  250 issued and outstanding                    3             3
Common stock, $.001 par value,  20,000,000 shares
    authorized;  9,898,663 issued and outstanding          9,899         5,461
Common stock subscribed, 3,812,500 shares                      -       762,500
Additional paid-in capital                            12,646,053    11,758,741
Accumulated deficit                                  (13,819,448)  (13,878,779)
                                                     -----------   -----------
    Total stockholders' deficit                       (1,163,493)   (1,352,074)
                                                     -----------   -----------
    Total liabilities and stockholders' deficit       $1,126,499      $847,856
                                                     -----------   -----------
                                                     -----------   -----------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                     1997              1996
                                                     ----              ----
NET SALES                                          $430,800           $395,661
COST OF SALES                                       231,327            261,990
                                                   --------          ---------
    Gross profit                                    199,473            133,671

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                        386,332            470,836
                                                   --------          ---------
    Operating loss                                 (186,859)          (337,165)

OTHER INCOME (EXPENSE):
Miscellaneous                                            91                 71
Interest income                                       1,745                  1
Interest expense                                    (37,970)           (10,758)
                                                   --------          ---------
    Net other expense                               (36,134)           (10,686)
                                                   --------          ---------

LOSS BEFORE INCOME TAX EXPENSE                     (222,993)          (347,851)

PROVISION FOR INCOME TAXES                             (800)              (800)
                                                   --------          ---------

LOSS BEFORE EXTRAORDINARY ITEM                     (223,793)          (348,651)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT              283,124                 --
                                                   --------          ---------

NET INCOME (LOSS)                                   $59,331          ($348,651)
                                                   --------          ---------
                                                   --------          ---------

EARNINGS PER SHARE:
Loss before extraordinary item                       ($0.02)            ($0.06)
Extraordinary gain-forgiveness of debt                 0.03                 --
                                                   --------          ---------
Net income (loss) per common and common
    equivalent share                                  $0.01             ($0.06)
                                                   --------          ---------
                                                   --------          ---------

WEIGHTED AVERAGE OUTSTANDING COMMON
    AND COMMON EQUIVALENT SHARES                  9,898,663          5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                                                                   1997                       1996
                                                                                   ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $59,331                   ($348,651)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
    Depreciation and amortization                                                   7,930                      19,552
    Accretion of discount                                                           3,500                          --
    Change in allowance for doubtful accounts                                          --                      12,969
    Gain on forgiveness of debt                                                  (283,124)                         --
    Compensation expense recorded in connection with options                        4,250                          --

    Net change in operating assets and liabilities:
         Accounts receivable                                                     (109,101)                    318,404
         Inventories                                                             (368,467)                     71,382
         Prepaid expenses                                                         (13,194)                    (28,067)
         Other assets                                                              10,487                       9,687
         Accounts payable and accrued expenses                                    (27,379)                     61,841
         Accrued royalties                                                             --                     120,136
         Deferred revenue                                                              --                     (18,299)
                                                                                 --------                    --------
           Net cash (used in) provided by operating activities                   (715,767)                    218,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit                                        100,000                    (233,608)
Payments on notes payable, net of discount                                        (52,935)                   (117,773)
Proceeds from notes payable                                                       225,000                      50,000
Proceeds from issuance of subordinated convertible debenture                      125,000                          --
Proceeds from issuance of common stock                                            125,000                          --
                                                                                 --------                    --------
           Net cash provided by (used in) financing activities                    522,065                    (301,381)
                                                                                 --------                    --------
NET DECREASE IN CASH                                                             (193,702)                    (82,427)

CASH and cash equivalents, beginning of period                                    276,012                      96,927
                                                                                 --------                    --------
CASH and cash equivalents, end of period                                          $82,310                     $14,500
                                                                                 --------                    --------
                                                                                 --------                    --------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 1997 and March 31, 1996


1.  BASIS OF PRESENTATION

    The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 10-KSB as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

    The results of operations for the interim period covered by this report may not necessarily be indicative of operating results for the full fiscal year.

    Net income (loss) per common and common equivalent share was computed based on the net income (loss) divided by the weighted average number of common and common equivalent shares outstanding (unless antidilutive) during the years presented.

    The Financial Accounting Standards Board has issued statement of Financial Accounting Standards 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

2.  FINANCING

    In October 1996, the Company, offered for sale in a private offering (the "Financing") up to a maximum of 100 units at an issue price of $25,000 per unit (the "Units"), each Unit consisting of (i) a Convertible Subordinated Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points (the "Debenture"); and
(ii) 62,500 shares of Common Stock, par value $.001 (the "Unit Shares"), at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days. The Financing has resulted in the infusion of $1,850,000 as of April 30, 1997.

    In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with the letter of credit established in accordance with the Fila Sport License Agreement. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is guaranteed by the Chairman of the Board of Directors. The Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit is secured by the line of credit. The line of credit and letter of credit expire January 31, 1998. As of April 30, 1997, $100,000 had been drawn down on the line of credit.

    The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which will provide the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement are collateralized by the Company's inventory and open customer purchase orders. As of April 30, 1997, the Company had borrowed $488,000 on this revolving promissory note.

    Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997.

3.  FORGIVENESS OF DEBT

    The Company entered into an agreement with a third party regarding certain prepaid royalties. The third party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The result was an extraordinary gain from forgiveness of debt in the amount of $268,000. In addition, the Company entered into agreements with two third parties regarding the reduction and settlement of certain trade payables. The third parties released the Company from any obligations to repay these negotiated amounts resulting in an extraordinary gain from forgiveness of debt in the amount of $15,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements, other than statements of historical fact, included in this form 10-QSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Renaissance Golf Products, Inc. (the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic condition generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, costs of labor (foreign and domestic), cost of raw materials, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results, could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.

RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1997 were $431,000 compared to $396,000 for the comparable period in 1996, an increase of $35,000 or 9%. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company intends to modify its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

      Cost of sales decreased from $262,000 for the three months ended March 31, 1996 to $231,000 for the comparable period in 1997, a decrease of $31,000 or 12%. The gross profit margin increased from 34% for the three months ended March 31, 1996 to 46% for the comparable period in 1997. This increase in gross margins resulted from higher margins on certain product lines which represented a higher percentage of the sales mix for the three months ended March 31, 1997 as compared to the same period in 1996.

    Selling, general and administrative costs were $386,000 for the three months ended March 31, 1997 compared to $471,000 for the comparable period in 1996, a decrease of $85,000 or 18%. The decrease resulted primarily from reductions in the following expenses for the three months ended March 31, 1997 as compared to the same period in 1996 respectively: lower sales and marketing expenses ($169,000 as compared to $201,000), mainly consisting of royalties and sales commissions; a decrease in finance and administrative expenses ($33,000 as compared to $82,000), mainly consisting of insurance, printing expense, courier cost, office expense, and telephone expense; a decrease in staff costs ($124,000 as compared to $139,000), mainly consisting of salaries, medical insurance, and workers compensation insurance; a decrease in bad debt provision ($0 as compared to $13,000). These decreases were offset by an increase in professional costs ($53,000 as compared to $26,000), mainly consisting of consulting, accounting, and legal expenses.

    The Company's interest expense increased from $11,000 for the three months ended March 31, 1996 to $38,000 for the comparable period in 1997 as a result of increased interest bearing debt in 1997.

    The Company entered into an agreement with a third party regarding certain prepaid royalties. The third party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The result was an extraordinary gain from forgiveness of debt in the amount of $268,000. In addition, the Company entered into agreements with two third parties regarding the reduction and settlement of certain trade payables. The third parties released the Company from any obligations to repay these negotiated amounts resulting in an extraordinary gain from forgiveness of debt in the amount of $15,000. As a result of these transactions, the Company recorded $283,000 in extraordinary gain from forgiveness of debt.

    The Company experienced net income of $59,000 after the effect of the $283,000 extraordinary gain from forgiveness of debt for the three months ended March 31, 1997 compared to a net loss of $349,000 for the comparable period in 1996.

                           LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

    Net cash (used in) provided by operating activities for 1997 and 1996 was ($716,000) and $219,000, respectively. Working capital at March 31, 1997 was $(166,000) compared to ($502,000) at December 31, 1996. Cash and cash equivalents at March 31, 1997 were $82,000 compared to $276,000 at December 31, 1996. Inventories, net of reserves at March 31, 1997 were $717,000 compared to $349,000 at December 31, 1996, an increase of $368,000. Also, accounts receivable increased $109,000 from $143,000 at December 31, 1996 to $252,000 at March 31, 1997. Notes payable for $1,274,000 were outstanding at March 31, 1997 compared to $973,000 at December 31, 1996. Accounts payable and accrued liabilities increased by $27,000 from December 31, 1996 to March 31, 1997. There was no net change in accrued royalties. Royalties due and payable pursuant to the license agreement with Fila Sport for the first quarter of 1997 were paid prior to the end of the quarter.

    The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

    In October 1996, the Company, through the Financing, offered up to a maximum of 100 Units at an issue price of $25,000 per Unit, each Unit consisting of (i) a Convertible Subordinated Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points; and (ii) 62,500 Unit Shares at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days.

    The Financing has resulted in the infusion of $1,850,000 as of April 30, 1997. Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The Company's management believes that the proceeds provided by the Financing and through the loan will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

    Throughout the Company's operating history, net losses have caused significant cash flow problems, particularly during the last two years. At December 31, 1994, the Company had cash and cash equivalents of $1,060,380. At December 31, 1995 and December 31, 1996, the Company's available cash and equivalents totaled $96,927 and $276,012 respectively. Although the proceeds of this Financing and cash flow from operations are anticipated to be sufficient for operations in 1997, the Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from this Financing, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

    In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with the letter of credit established in accordance with the Fila Sport License Agreement. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is guaranteed by the Chairman of the Board of Directors. The Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit is secured by the line of credit. The line of credit and letter of credit expire January 31, 1998. As of April 30, 1997, $100,000 had been drawn down on the line of credit.

    The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which will provide the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement are collateralized by the Company's inventory and open customer purchase orders. As of April 30, 1997, the Company had borrowed $488,000 on this revolving promissory note.

    Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997.

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


                             RENAISSANCE GOLF PRODUCTS, INC.


Date:    May 15, 1997             By:  /s/ KENNETH W. CRAIG
                                       --------------------
                                       Kenneth W. Craig
                                       President and Chief Executive Officer

Date:    May 15, 1997             By:  /s/ MONT E. WARREN
                                       ------------------
                                       Mont E. Warren
                                       Chief Financial Officer
                                       (Principal Accounting Officer)