Form 10QSB
period 1997-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 1997-08-14
CIK 912592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)

/X/        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997
                                              -------------

                                      OR

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from            to
                                              ----------    ----------

                        Commission File Number  1-12532


                        RENAISSANCE GOLF PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

          DELAWARE                                     86-0664849

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

             5812 MACHINE DRIVE, HUNTINGTON BEACH, CALIFORNIA  92649
                    (Address of Principal Executive Offices)

                               (714)  897-8213
                        (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---   ---

As of June 30, 1997, the registrant had 10,961,250 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one); Yes    No  X
                                                                  ---    ---

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
                                                              PAGE
           PART 1.  FINANCIAL INFORMATION
           Item 1. Financial Statements:

           Balance Sheets as of June 30, 1997                  1
           and December 31, 1996

           Statements of Operations for the six months         2
           ended June 30, 1997 and 1996

           Statements of Operations for the three months       3
           ended June 30, 1997 and 1996

           Statements of Cash Flows for the six months         4
           ended June 30, 1997 and 1996

           Notes to Financial Statements                       5

           Item 2. Management's Discussion and Analysis of     7
           Financial Condition and Results of Operations

           PART II. OTHER INFORMATION                          10

           SIGNATURES                                          11
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 1997 AND DECEMBER 31, 1996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                        June 30,  December 31,
                                                            1997          1996
                                                    ------------  ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $145,560      $276,012
Accounts receivable, net                                 890,892       142,539
Inventories, net                                         854,952       348,640
Prepaid expenses                                          49,745        10,315
                                                     -----------   -----------
  Total current assets                                 1,941,149       777,506

PROPERTY AND EQUIPMENT, net                               34,963        49,207
OTHER ASSETS                                              20,105        21,143
                                                     -----------   -----------
    Total  assets                                     $1,996,217      $847,856
                                                     -----------   -----------
                                                     -----------   -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt                              -       $52,935
Accounts payable                                         481,689       321,294
Accrued liabilities                                      250,072       453,332
Accrued royalties                                        118,355       184,146
Deferred revenue                                               -       267,723
Line of credit                                           100,000             -
Notes payable                                            712,019             -
                                                     -----------   -----------
  Total current liabilities                            1,662,135     1,279,430
                                                     -----------   -----------
Notes Payable, less current portion                    1,263,600       920,500
                                                     -----------   -----------
STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 150,000 shares
  authorized;  250 issued and outstanding                      3             3
Common stock, $.001 par value,  20,000,000 shares
  authorized;  9,898,663 issued and outstanding           10,961         5,461
Common stock subscribed, 3,812,500 shares                      -       762,500
Additional paid-in capital                            12,860,840    11,758,741
Accumulated deficit                                  (13,801,322)  (13,878,779)
                                                     -----------   -----------
  Total stockholders' deficit                           (929,518)   (1,352,074)
                                                     -----------   -----------
    Total liabilities and stockholders' deficit       $1,996,217      $847,856
                                                     -----------   -----------
                                                     -----------   -----------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                            1997          1996
                                                      ----------    ----------
NET SALES                                             $2,772,844    $1,206,158
COST OF SALES                                          2,046,400       862,295
                                                      ----------    ----------
  Gross profit                                           726,444       343,863

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               936,347       885,449
                                                      ----------    ----------
  Operating loss                                        (209,903)     (541,586)

OTHER INCOME (EXPENSE):
Miscellaneous                                             75,196            71
Interest income                                            3,555            77
Interest expense                                        (108,819)      (24,412)
                                                      ----------    ----------
  Net other expense                                      (30,068)      (24,264)
                                                      ----------    ----------

LOSS BEFORE INCOME TAX EXPENSE                          (239,971)     (565,850)

PROVISION FOR INCOME TAXES                                  (800)         (800)
                                                      ----------    ----------

LOSS BEFORE EXTRAORDINARY ITEM                          (240,771)     (566,650)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                   318,228             -
                                                      ----------    ----------

NET INCOME (LOSS)                                        $77,457     ($566,650)
                                                      ----------    ----------
                                                      ----------    ----------

EARNINGS PER SHARE:
Loss before extraordinary item                            ($0.02)       ($0.10)
Extraordinary gain-forgiveness of debt                      0.03             -
                                                      ----------    ----------
Net income (loss) per common and common
  equivalent share                                         $0.01        ($0.10)
                                                      ----------    ----------
                                                      ----------    ----------
WEIGHTED AVERAGE OUTSTANDING COMMON
  AND COMMON EQUIVALENT SHARES                        10,961,250     5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                                            1997          1996
                                                      ----------    ----------
NET SALES                                             $2,342,044      $810,497
COST OF SALES                                          1,815,073       600,305
                                                      ----------    ----------
  Gross profit                                           526,971       210,192

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                               550,015       414,613
                                                      ----------    ----------
  Operating loss                                         (23,044)     (204,421)

OTHER INCOME (EXPENSE):
Miscellaneous                                             75,105             0
Interest income                                            1,810            76
Interest expense                                         (70,849)      (13,654)
                                                      ----------    ----------
  Net other expense                                        6,066       (13,578)
                                                      ----------    ----------

LOSS BEFORE INCOME TAX EXPENSE                           (16,978)     (217,999)

PROVISION FOR INCOME TAXES                                     0             0
                                                      ----------    ----------

LOSS BEFORE EXTRAORDINARY ITEM                           (16,978)     (217,999)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                    35,104             0
                                                      ----------    ----------

NET INCOME (LOSS)                                        $18,126     ($217,999)
                                                      ----------    ----------
                                                      ----------    ----------

EARNINGS PER SHARE:
Loss before extraordinary item                            ($0.00)      ($0.040)
Extraordinary gain-forgiveness of debt                      0.00         0.000
                                                      ----------    ----------
Net income (loss) per common and common
  equivalent share                                         $0.00       ($0.040)
                                                      ----------    ----------
                                                      ----------    ----------

WEIGHTED AVERAGE OUTSTANDING COMMON
  AND COMMON EQUIVALENT SHARES                        10,961,250     5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
                                                                         1997          1996
                                                                      ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $77,457     ($566,650)

Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                         14,244        39,068
    Accretion of discount                                                  5,600             -
    Change in allowance for doubtful accounts                             14,515        36,796
    Gain on forgiveness of debt                                         (318,228)            -
    Non-cash reduction in accrued liabilities                            (75,050)            -
    Compensation expense recorded in connection with options               7,600             -

    Net change in operating assets and liabilities:
      Accounts receivable                                               (762,868)      419,805
      Inventories                                                       (506,312)      288,799
      Prepaid expenses                                                   (39,430)      (41,724)
      Other assets                                                         1,038           837
      Accounts payable and accrued expenses                              350,412      (163,509)
      Accrued royalties                                                  (65,791)      249,236
      Deferred revenue                                                  (267,723)       46,095
                                                                      -----------    ---------

         Net cash (used in) provided by operating activities          (1,564,536)      308,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             -           (53)
                                                                      -----------    ---------

         Net cash used in investing activities                                 -           (53)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit                               100,000      (287,901)
Payments on notes payable, net of disount                             (1,355,935)     (121,526)
Proceeds from notes payable                                            2,015,019        50,000
Proceeds from issuance of subordinated convertible debentures            337,500             -
Proceeds from issuance of common stock                                   337,500             -
                                                                      -----------    ---------
         Net cash used in financing activities                         1,434,084      (359,427)
                                                                      -----------    ---------

NET DECREASE IN CASH                                                    (130,452)      (50,727)

CASH and cash equivalents, beginning of period                           276,012        96,927
                                                                      -----------    ---------

CASH and cash equivalents, end of period                                $145,560       $46,200
                                                                      -----------    ---------
                                                                      -----------    ---------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months and three months ended June 30, 1997 and June 30, 1996
--------------------------------------------------------------------------------

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

     Net income (loss) per common and common equivalent share was computed based on the net income (loss) divided by the weighted average number of common and common equivalent shares outstanding (unless anti-dilutive) during the years presented.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not yet been determined.

2.   FINANCING

     In October 1996, the Company, offered for sale in a private offering (the "Financing") up to a maximum of 100 units at an issue price of $25,000 per unit (the "Units"), each Unit consisting of (i) a Convertible Subordinated Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points (the "Debenture"); and (ii) 62,500 shares of Common Stock, par value $.001 (the "Unit Shares"), at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days. The Financing has resulted in the infusion of $2,250,000 as of July 31, 1997.

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

The letter of credit is secured by the line of credit. The line of credit and letter of credit expire January 31, 1998. As of June 30, 1997, $100,000 had been drawn down on the line of credit.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which will provide the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement are collateralized by the Company's inventory and open customer purchase orders. As of June 30, 1997, the Company had borrowed $482,000 on this revolving promissory note.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on May 9, 1997 to provide the Company $1,078,000. The promissory note executed pursuant to this agreement bore interest at the rate of 12% and involved a loan origination fee of $5,390. The outstanding balance on the note was paid in full together with interest and fees in June 1997.

     Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997. In May 1997, the Company again borrowed $225,000 from this stockholder at an interest rate of 1% per month. The promissory note executed pursuant to this agreement bears an interest rate of 1% payable monthly and expires December 31, 1997.

3.   FORGIVENESS OF DEBT

     The Company entered into an agreement with a third party regarding certain prepaid royalties. The third party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The result was an extraordinary gain from forgiveness of debt in the amount of $268,000. In addition, the Company entered into agreements with five third parties regarding the reduction and settlement of certain trade payables. The third parties released the Company from any obligations to repay these negotiated amounts resulting in an extraordinary gain from forgiveness of debt in the amount of $50,000.

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

                             RESULTS OF OPERATIONS

     Net sales for the six months ended June 30, 1997 were $2,773,000 compared to $1,206,000 for the comparable period in 1996, an increase of $1,567,000 or 129.9%. Net sales for the three months ended June 30, 1997 were $2,342,000 compared to $810,000 for the comparable period in 1996, an increase of $1,532,000 or 189.1%. These increases are attributable to the Company's re-focused business strategy. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company has begun modifying its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

     Cost of sales increased from $862,000 for the six months ended June 30, 1996 to $2,046,000 for the comparable period in 1997, an increase of $1,184,000 or 137.4%. Cost of sales increased from $600,000 for the three months ended June 30, 1996 to $1,815,000 for the comparable period in 1997, an increase of $1,215,000 or 202.5%. The gross profit margin decreased from 28.5% for the six months ended June 30, 1996 to 26.2% for the comparable period in 1997. The gross profit margin decreased from 25.9% for the three months ended June 30, 1996 to 22.5% for the comparable period in 1997. These decreases are due primarily to lower margins on larger sales volumes for the three months ended June 30, 1997 as compared to the same period in 1996.

     Selling, general and administrative costs were $936,000 during the six months ended June 30,

1997 compared to $885,000 for the comparable period in 1996, an increase of $51,000 or 5.8%. Selling, general and administrative costs were $550,000 during the three months ended June 30, 1997 compared to $415,000 for the comparable period in 1996, an increase of $135,000 or 32.5%. The net increase in selling, general and administrative costs is comprised of increases and decreases in certain categories as follows; an increase in sales and marketing expenses ($496,000 for the first six months of 1997 as compared to $363,000 for the same period in 1996 and $326,000 for the three months ended June 30, 1997 as compared to $162,000 for the same period in
1996), mainly consisting of advertising, demo program, sales promotion, and sales commissions; a decrease in finance and administrative expenses ($72,000 for the first six months of 1997 as compared to $168,000 for the same period in 1996 and $38,000 for the three months ended June 30, 1997 as compared to $86,000 for the same period in 1996), mainly consisting of insurance, office expense, and telephone expenses; an increase in professional costs ($99,000 for the first six months of 1997 as compared to $42,000 for the same period in 1996 and $46,000 for the three months ended June 30 ,1997 as compared to $17,000 for the same period in 1996), mainly consisting of consulting and legal expenses. In summary, the Company has generally reduced operating expenses in 1997 as compared to 1996. The increase in sales and marketing expenses is related to the increase in sales.

     For the three months ended June 30, 1997, the Company reversed $75,000 of liabilities previously accrued related to trade debt. The Company's interest expense increased from $24,000 for the six months ended June 30, 1996 to $109,000 for the comparable period in 1997 and increased from $14,000 for the three months ended June 30, 1996 to $71,000 for the comparable period in 1997. The increase in interest expense resulted from an increase in interest bearing debt incurred to fund increased sales during 1997.

     The Company entered into an agreement with a third party regarding certain prepaid royalties. The third party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The result was an extraordinary gain from forgiveness of debt in the amount of $268,000. In addition, the Company entered into agreements with five third parties regarding the reduction and settlement of certain trade payables. The third parties released the Company from any obligations to repay these negotiated amounts resulting in an extraordinary gain from forgiveness of debt in the amount of $50,000.

     The Company experienced net income of $77,000 for the six months ended June 30, 1997 compared to a net loss of $566,000 for the comparable period in 1996, an increase of $643,000. The Company experienced net income of $18,000 for the three months ended June 30, 1997 compared to a net loss of $218,000 for the same period in 1996, an increase of $236,000.

     The Company's inventory increased substantially from $349,000 at December 31, 1996 to $855,000 at June 30, 1997 as a result of the Company having sufficient working capital from newly invested capital and borrowed funds to fund operations and meet inventory purchase requirements.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

     Net cash (used in) provided by operating activities for 1997 and 1996 was ($1,565,000) and $309,000, respectively. Working capital at June 30, 1997 was $279,000 compared to a deficit of ($502,000) at December

31, 1996. Cash and cash equivalents at June 30, 1997 were $146,000 compared to $276,000 at December 31, 1996. Inventories, net of reserves at June 30, 1997 were $855,000 compared to $349,000 at December 31, 1996, an increase of $506,000. Also, accounts receivable increased $748,000 from $143,000 at December 31, 1996 to $891,000 at June 30, 1997. Notes payable for $1,976,000 were outstanding at June 30, 1997 compared to $973,000 at December 31, 1996. Accounts payable and accrued liabilities decreased by $46,000 from December 31, 1996 to June 30, 1997. Accrued royalties decreased by $66,000 from December 31, 1996 to June 30, 1997. Royalties due and payable pursuant to the license agreement with Fila Sport for the first and second quarter of 1997 were paid prior to the end of each quarter respectively.

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

     The Financing has resulted in the infusion of $2,250,000 as of July 31, 1997. Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The Company's management believes that the proceeds provided by the Financing and through the loan will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

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

     In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with the letter of credit established in accordance with the Fila Sport License Agreement. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is guaranteed by the Chairman of the Board of Directors. The

Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit is secured by the line of credit. The line of credit and letter of credit expire January 31, 1998. As of June 30, 1997, $100,000 had been drawn down on the line of credit.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which will provide the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1997. Amounts outstanding under the Agreement are collateralized by the Company's inventory and open customer purchase orders. As of June 30, 1997, the Company had borrowed $482,000 on this revolving promissory note.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on May 9, 1997 to provide the Company $1,078,000. The promissory note executed pursuant to this agreement bears an interest rate of 12% plus a loan origination fee of $5,390. The borrowing was paid in full plus interest and fees in June 1997.

     Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997. In May 1997, the Company again borrowed $225,000 from this stockholder at an interest rate of 1% per month. The promissory note executed pursuant to this agreement bears an interest rate of 1% payable monthly and expires December 31, 1997.

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

                                          RENAISSANCE GOLF PRODUCTS, INC.

Date:    August 14, 1997             By:  /s/ KENNETH W. CRAIG
      --------------------              --------------------------------------
                                          Kenneth W. Craig
                                          President and Chief Executive Officer

Date:    August 14, 1997             By:  /s/ MONT E. WARREN
      --------------------              --------------------------------------
                                          Mont E. Warren
                                          Chief Financial Officer
                                          (Principal Accounting Officer)