Form 10KSB40/A
period 1996-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1997-08-19
CIK 912592

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                ---------------------

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 1

(Mark One)

( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                         EXCHANGE ACT OF 1934  [FEE REQUIRED]

                     For the fiscal year ended December 31, 1996

                                          OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

              For transition period from ___________ to  ______________

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

                      -----------------------------------------

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


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ----
     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X
            -----
Revenues of the registrant for the fiscal year ended December 31, 1996 were $2,403,414.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on March 31, 1997 was approximately $3,443,780, based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

     The number of shares of the Common Stock of the registrant outstanding as of March 31, 1997 was 9,898,663.

     Transitional Small Business Disclosure Format (check one):

     Yes            No      X
         --------        -------

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

     In conjunction with the Financing, the Company experienced a change of control which included the Company appointing a new Chairman of the Board, and the Board of Directors acting to fill two vacancies created by the resignations of Michael B. Orr and J. Arthur Wright, and two other existing vacancies, by electing John B. Hewlett, Kenneth W. Craig, Dennis L. Crockett, and Wade M. Mitchell as Directors to serve until the 1997 annual meeting of stockholders. John B. Hewlett, who was primarily responsible for bringing the new capital into the Company through the Financing, provided a $400,000 line of credit to secure future minimum royalties to Fila Sport, and personally guaranteed a $1,000,000 revolving loan agreement obtained to provide working capital for the Company was appointed as the Chairman of the Board of Directors.

     The Company's offices are located at 5812 Machine Drive, Huntington Beach, California 92649 and its telephone number is (714) 897-8213.

BUSINESS STRATEGY

     In 1996, the Company was unable to fill orders because of a lack of working capital. With the recent infusion of capital into the Company as a result of the Financing, the Company has been able to secure the Fila License, repay debts, and reposition itself to manufacture its products in 1997 through purchase order financing. The Company has also determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis--high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) women's bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company intends to modify its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image.

     Management of the Company, based on its evaluation of various studies of the golf industry, believes that golfers represent persons whose education and mean annual income are above average, that the number of golfers and golf-related spending is increasing, that a significant portion of the golfing public has sufficient disposable income to be able to afford golf products such as those sold by the Company, and that such individuals are attracted to quality products and brands such as the products sold bearing the Fila-Registered Trademark- trademark. Management of the Company also believes because of the high-fashion image associated with the Fila-Registered Trademark- brand name and the design of the Company's products, the Company is positioned to capture a measurable percentage of the women's market.

     The Company concentrates its business strategy on developing and manufacturing innovative, technically-superior golf equipment and bags identified as premium products by the Fila-Registered Trademark- trademark. The Company markets its product lines through a network of qualified sales representatives and distributors. Some of the elements of this strategy include:

     -PRODUCT INNOVATION. The Company designs and markets golf equipment intended to appeal to both average and skilled golfers by approaching the design function with a focus on (i) the fundamental objectives a particular product is intended to perform; (ii) innovations that enable the equipment to work for the golfer in better accomplishing the tasks for which the equipment is intended;
(iii) examination of successful equipment approaches from the past and present;
(iv) advances in materials and components that enhance the equipment's performance; (v) consumer demand for product; and (vi) utilizing distinct design criteria for men's and women's products.

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

     -UTILIZING AND PROMOTING THE FILA-Registered Trademark- IMAGE. Because of the success of Fila Sport in developing a worldwide, premium brand franchise in its athletic footwear, active sportswear, and leisure and casual wear, the Company was able to have its products immediately identified with a high-quality, high-performance, high-fashion image. Identification with the Fila Sport image has enabled the Company to command the premium prices that management believes the quality of its products justifies. The Company is working to enhance this image by advertising and promoting its products and sponsoring events. The Company believes that it has successfully extended the Fila-Registered Trademark- brand name into the golf industry and that Fila Sport and the Company continue to foster a closer working relationship to the mutual advantage of both parties.

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

     The Company has been successful in the past designing fresh and innovative product which has created demand far exceeding the Company's ability to deliver because of a lack of working capital. With the recent capital infusions the Company anticipates having the ability to meet more of the existing demand for its products.

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

     The Company will continue to design and manufacture an in-depth line of fashionable yet functional golf bags. The Company's bag line includes a selection from light weight golf bags to cart size golf bags. The 1997 models include the following:

     LITE CARRY AND LITE STAND golf bags are offered in five color combinations with a suggested retail price range of $115.00 to $125.00.

     BIELLA SERIES golf bags for both men and women come in seven color combinations. This series has historically been the Company's best seller and is offered at a suggested retail of $170.00.

     BIELLA II SERIES 8 1/2" model features men's and women's styles in cordura and textured nylon fabric, solid core construction, with a hidden valuables pouch. This bag is a modified version of the Biella model with a hidden shoe pocket, a very popular feature of the Company's Renaissance Series. The suggested retail price is $205.00.

     RENAISSANCE SERIES bags have a very stylish design featuring a built-in shoe pocket that keeps golf shoes separate from the clothing pocket. This series is offered in five color combinations for men and five color combinations for women with a suggested retail of $180.00.

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

     LATITUDE-Registered Trademark- IRONS were developed in 1994 using several patented design technologies including patented shank proof hosel and forward face progression, progressive weight transfer, patented dual skid sole design, computer designed "bull nose," extended perimeter weighting, and frequency matched graphite shafts.

     FO2 IRONS are mid-size and constructed of investment cast 17-4 stainless steel. They feature a blended parallel cavity back placing weight high in the toe and low in the heel. Additional features include: radius sole, beveled leading edge, thin top line, "U" groove scorelines, frequency matched 3.5 torque graphite shafts or frequency matched Dynalite gold steel shafts, and cobalt finish. The Company believes the design and weighting of this iron promotes easier, longer shots on long irons and a close dispersion pattern on the short irons.

     928 SERIES IRONS for men and women are mid-size irons which were introduced in 1995 to satisfy consumer demand for a mid-priced club carrying a premium brand name. The 928 series offers a 4-way roll sole which the Company believes reduces the effect of "fat" shots experienced by the average golfer and enhances shot making in uneven lies. The 928 series offers high-toe and low-heel perimeter weighting and progressive offset.

     MEDALLION SERIES (IRONS AND WOODS, 3 X 8), are available in investment cast 4-31 stainless steel, cavity back design with a medallion. Three oversized models make up the irons and include: F-100, Lady Modello and F-15. The woods are available in 17-4 stainless steel featuring mid-size heads and perimeter weighting. Three mid-size wood models match the model names for the irons as listed above.

     -WOODS. Several models of woods, ranging in price from $200 to $700 for a set of three clubs, have been produced to complement the marketing of sets of irons. The current models for 1997 include Latitude mid-size woods (mens, womens and seniors), 928 Series mid-size woods (mens and womens, right-hand only), Medallion Series mid-size woods (men's, womens and seniors), and F02 Series oversize woods (men's, womens and seniors).

     Other products include various utility wedges, putters, and accessories. Accessories include travel covers, headcovers, umbrellas, golf gloves, caps, visors, and straw golf hats. Through constant research and development and market planning, the Company plans to continually develop new products and enhance existing products.

MARKET SEGMENTS

     -WOMENS PRODUCTS. One of the Company's ongoing objectives is to address the growing women's market by offering distinct product lines designed for them.
The women's lines are designed so that the graphics and coloration of the clubs are coordinated in every respect, including the color of the shafts, shaft designs, and paint fill on the club heads. Exclusive programs for the women's market include a full package of coordinated bag, headcovers, and equipment in various color categories focusing on fashion and function. Market research has led the Company to believe that women want products that are (i) manufactured with the same detail, playability, and consideration for performance as men's products; (ii) value priced; and (iii) fashionable and attractive to women and readily display the fact that the product was made for the women such as color and product coordination to look good on the course.

     The Company currently offers three club styles for the woman golfer. The Modello and "928" models designed for the beginning, occasional or recreational golfer, and the FO2 model is designed for the more advanced golfer. Each of these models has been designed specifically for women.

     The Company also offers a complete line of golf bags for the women. Fashion and coloration are strong considerations in the design of these bags.

     -MEN'S PRODUCTS. The Company currently offers two styles of clubs designed for men. The Company's, "928" is designed for the newer golfer providing a quality product at a reasonable price. The 928 irons and metal woods are offered in both steel and graphite shaft configurations. The F02 model is a mid-sized iron designed with the lower handicapper in mind. The Company offers the F02 in a variety of flexes in both steel and graphite shafts. The Company will continue to produce a series of utility clubs, which include wedges and putters. All of the Company's products for men can be purchased with a shaft designed for the senior golfer.

     -JUNIOR PRODUCTS. The Company is introducing equipment for children and teenage golfers. The Company intends to offer junior sets consisting of a 5-wood, 4-iron, 6-iron, 8-iron, pitching wedge and putter, designed for the five to nine year old, and a package suited in weight and length for the ten to 13 year olds to include a 3-wood, 3-iron, 5-iron, 7-iron, 9 iron, mid-wedge or sand wedge, and a putter. In addition, both sets will include a bag that is smaller in size and lighter in weight than standard Company bags to accommodate the junior golfer. The Company's junior sets will feature Latitude model irons with their game-improvement design. The Latitude offers two rails on the sole which assists in getting the ball airborne from imperfect lies with a face forward progression on the club face which eliminates "shank" shots.

MARKETING AND DISTRIBUTION STRATEGY

     Along with the renewed marketing emphasis, the Company's historical focus on sales to retail outlets located at golf courses and golf retail shops specializing in golf products is being redirected to include the retail sporting goods market. The addition of the retail sporting goods market as a target will allow the Company to better serve customers in the rapidly expending youth, womens, and public course markets. The sporting good retail market segment already has an acute awareness of the Fila-Registered Trademark- brand because of clothing and shoe sales. The Company will continue to produce and supply specialty accounts with a product line of superior quality, fashion, and technology designed to maintain the image of the Fila-Registered Trademark-brand in these prestige accounts.

     -DOMESTIC MARKET.    The Company targets golf shops, pro shops, various
specialty shops, and the golf departments of mass merchants for the sale of its products. Distribution in the domestic market is coordinated through manufacturer's representative firms and independent sales representatives who are assigned individual territories and compensated with a commission of 2% to 10% at the time of shipment. The existing territories cover all of the major golf markets in the United States. The performance of these manufacturer's representative firms and independent sales representatives is regularly reviewed and those that do not perform at an acceptable level are replaced. Generally, the Company appoints manufacturer representative firms and independent sales representatives that do not carry product lines which directly compete with the product lines offered by the Company; although, some exceptions are made based on individual representatives and their related territory.

     In addition to independent representation, telemarketing representatives call on and work jointly with the independent representatives in expanding the customer base and increasing volume. Management of the Company is also involved directly in specific accounts, either individually or in coordination with the independent representatives if the situation so merits.

     -INTERNATIONAL MARKET. Distributors are responsible for market penetration in their respective countries. Distributors are sold company product at U.S. wholesale prices at a specified discount. This discount is designed to allow foreign distributors to sell product at competitive pricing. Foreign distributors advertise, promote, and are responsible for their own accounts receivable. The Company anticipates that certain product lines will continue to be designed specifically for introduction into foreign markets. Approximately 28% in 1996, 30% in 1995, 22% in 1994, 31% in 1993, and 48% in 1992 of the Company's sales have resulted from international distribution. However, because the Company no longer is marketing in Asia and Australia, it is anticipated that the domestic market will account for a higher percentage of the Company's sales. Quotas are given the first year and sales levels are monitored to judge distributor performance and to evaluate the potential of the territory. Second year minimum sales requirements are determined by the Company after evaluating the first year's operating results. Advertising of the Company's products outside the United States is typically handled by distributors of the products within their particular territory.

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

FILA LICENSE

     In November 1990, the Company entered into a license agreement (the "Original License") with Fila Sport pursuant to which Fila Sport granted the Company the right to design, manufacture, and market certain golf-related products under the Fila-Registered Trademark- brand name. The initial term of the agreement originally expired December 31, 1995, but had been extended by Fila Sport to December 31, 2000. The agreement was terminated on June 30, 1996 because the Company was in default under the agreement. In October 1996, the Company entered into a new license agreement with Fila Sport (the "License Agreement") which provides that the Company has the exclusive right to manufacture golf clubs, balls, headcovers, travel covers, gloves, bags, and umbrellas for sale in North and South America, Europe, the Middle East, and Africa. The Company has a non-exclusive right to market golf headwear and towels in the Territory. The terms of the License Agreement do not limit Fila Sport from manufacturing and marketing articles for active sport, such as jackets, women's tops, sweaters, all styles of hats, all styles of towels, sports bags, some of which items may compete with the Company's products. The initial term of the License Agreement extends through December 31, 2000 with an option to renew the license for an additional five-year period. The License Agreement also required that the Company pay to Fila Sport $675,000 in past due royalties on or before November 21, 1996. As of December 31, 1996, all past due royalties to Fila Sport were paid in full.

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

     The License Agreement also requires the submission to Fila Sport of quarterly royalty reports, sample advertising, sample products, price lists, and an annual marketing and advertising plan. New product design plans and prototypes must also be submitted to Fila Sport for approval prior to marketing Fila Sport has the right to withhold approval of marketing approaches or products if it determines that such new product or promotion would reflect adversely on Fila Sport or impair the quality or image of the Fila-Registered Trademark- trademark.

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

JAPANESE SUBLICENSE

     Prior to granting the license to the Company to use the Fila-Registered Trademark- trademark, Fila Sport granted an exclusive license covering Japan to Kanebo, Ltd. ("Kanebo") to use the trademark in connection with the manufacture and sale of certain items including golf bags, headcovers, and gloves, but not including golf clubs or balls. Consequently, the Original License granted by Fila Sport to the Company limited the use of the trademark in Japan to golf clubs and golf balls. The Company subsequently entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, headcovers, and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's Original License agreement with Fila Sport. As of December 31, 1996, the Company was not in compliance with certain terms of the sublicense agreement and had accrued royalties due to Kanebo in the amount of $118,355. The Company is currently negotiating an informal resolution of the payment balance and timing of payments related to the Japanese sublicense.

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

PGA OF EUROPE LICENSE

     In June 1993, the Company entered into a license agreement with the PGA of Europe pursuant to which the Company was granted the exclusive, world-wide right to use the PGA of Europe trademark and logo on all printed material and equipment related to golf clubs, putters, golf bags, and certain other related golf accessories. The PGA of Europe license was granted for an initial period expiring March 31, 1996, subject to a three-year extension at the Company's option, at which time the royalty amount would be re-negotiated. In consideration for the license grant, the Company agreed to pay a royalty to the PGA of Europe equal to 5% of the net sales price of products bearing the PGA of Europe trademark sold by the Company, with a minimum annual royalty of L30,000 (approximately $51,000 at current exchange rates). The PGA of Europe license expired on March 31, 1996 and the Company has no intentions of renewing this agreement. Total accrued royalties related to such agreement amounted to $47,550 as of December 31, 1996. The Company is currently negotiating an informal resolution of the payment balance and timing of payments related thereto.

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

COMPETITION

     The golf products business is intensely competitive and the Company competes with numerous companies providing similar products. The Company believes that there are over 50 companies manufacturing and marketing golf equipment which each have annual golf equipment sales in excess of $1,000,000. The Company also believes that the 10 largest golf equipment manufacturers account for a substantial majority of wholesale golf equipment sales. Most of the Company's competitors have substantially greater capital resources, depth of management, and brand name identification in the golf business than the Company. In addition, there are several golf equipment manufacturers not currently producing premium quality products which could affect sales if they did so.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by security holders in 1996. At its 1997 annual stockholders meeting the Company's Board of Directors anticipates recommending a 4:1 reverse stock split for approval by the stockholders whereby each four shares of common stock would be combined into one share. If approved, all of the outstanding shares of common stock would be subject to the reverse stock split, including the Unit Shares issued through the 1996 Financing. If all of the Financing Unit Shares offered are issued, as a consequence of the reverse stock split, the 6,250,000 Unit Shares would be combined into 1,562,500 shares and the 5,461,163 shares outstanding as of October 31, 1996 would be combined into 1,365,291 shares. After the completion of the Financing, the new investors obtained a total of approximately 53.4% of the total outstanding stock of the Company, leaving prior stock holders an aggregate interest in the Company of 46.6%. However, as part of the plan to attract the new investors to the Company, convertible debentures were issued to the new investors as part of the Financing and stock options were granted to those persons and entities facilitating a change in the focus of the Company to promote viability.
Assuming the conversion of all debentures and full exercise of stock options, the new investors will hold approximately 72.3% of the total outstanding stock and the prior stock holders approximately 27.7%. Additionally, the convertible debentures and stock options granted in conjunction with the Financing are not subject to price adjustment under any circumstances including a reverse stock split; accordingly, if the proposal to go before the stockholders to approve a 4:1 reverse split passes, the new investors in the Financing and stock option holders will hold approximately 87.5% of the outstanding stock of the Company and the existing stockholders prior to the Financing will hold approximately 12.5% on a fully diluted basis. The Company cannot predict whether the stockholders will vote to approve the proposal for the reverse stock split or predict the impact of the reverse stock split on the price of the shares in the market.


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

                                             BID                  ASKED*
                                       -------------           -------------
                                      HIGH        LOW         HIGH        LOW
       1996

       1st Quarter                     1/4      3/16
       2nd Quarter                   7/32        1/8
       3rd Quarter                   9/16        1/8
       4th Quarter                     3/8      7/32

       1995

       1st Quarter                  1 7/16        7/8        1 1/2         1
       2nd Quarter                    1 1/4      7/16        1 5/16     11/16
       3rd Quarter                     3/4        1/2         7/8        5/8
       4th Quarter                     1/2        1/4         5/8        9/32
*not provided by National Quotation Bureau Incorporated for 1996.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of March 31, 1997, the approximate number of record holders of the Company's Common Stock was 207.

     In October 1996, the Company offered in conjunction with the Financing plan up to a maximum of 100 units at an issue price of $25,000 per unit, each unit consisting of (i) a Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points; and (ii) 62,500 Unit Shares, at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's common stock equals or exceeds $1.50 per share for 20 consecutive trading days. No trading market is expected to develop for the Debentures and the Unit Shares will not be freely tradable unless subsequently registered with the SEC or an exemption from the registration requirements of the Securities Act is available. The Units, Debentures, and Unit Shares have not been registered under the Securities and Exchange Act of 1933 or any state securities act. As a result of the conversion right, existing stockholders could be substantially diluted if the debentures are converted.

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

     Cost of sales decreased from $3,852,000 for the year ended December 31, 1995 to $2,167,000 for the comparable period in 1996, a decrease of $1,685,000 or 44%. The gross profit margin decreased from 23% for the year ended December 31, 1995 to 10% for the comparable period in 1996. This decrease is due primarily to lower margins and discounts given on certain product lines. In addition, lower margins can be attributed to an increased in the reserve for obsolete inventory to $730,000 as of December 31, 1996 as compared to $409,000 for the comparable period in 1995.

     Variations in the selling, general and administrative costs during the last fiscal year resulted from depleted working capital. The Company cut its operating expenses in an effort to maintain operations until capital could be obtained to fund continuing operations. Additionally, the Company's lower sales volume resulted in lower expenses, such as commissions, which are directly related to sales levels.

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

     Cost of sales increased from $3,456,000 for the year ended December 31, 1994 to $3,852,000 for the comparable period in 1995, an increase of $396,000 or 11%. The gross profit margin decreased from 40% for the year ended December 31, 1994 to 23% for the comparable period in 1995. This decrease is due primarily to lower margins and greater discounts given on certain product lines and lower margins on international sales, both of which represented a higher percentage of the sales mix in 1995 as compared to 1994.

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

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or by wire transfer upon shipment.

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

     In January 1995, the Company undertook a private offering to sell between one and 15,000 units consisting of one share of preferred stock and five common stock purchase warrants exercisable at $2.50 per share for a period of 18 months. The Company raised $25,000 before the offering was terminated. Presently 25,000 shares of preferred stock remains outstanding as a result of the 1995 offering. All warrants have expired.

     In March 1995 the Company obtained a $1,000,000 borrowing facility with a national asset-based lender to assist in funding its domestic and international operations. The availability of this line was contingent upon the Company's amount of eligible accounts receivable. This asset-based lending agreement was terminated as of June 4, 1996.

     In October 1996, the Company, through the Financing, offered up to a maximum of 100 Units at an issue price of $25,000 per Unit, each Unit consisting of (i) a Debenture; and (ii) 62,500 Unit Shares at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days.

     The Financing has resulted in the infusion of $1,775,000 from the time of the Financing to March 31, 1997. The Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The Company's management believes that the proceeds provided by the Financing and through the loan will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

     Throughout the Company's operating history, net losses have caused significant cash flow problems, particularly during the last two years. At December 31, 1994, the Company had cash and cash equivalents of $1,060,380. At December 31, 1995 and December 31, 1996, the Company's available cash and equivalents totaled $92,927 and $276,012 respectively. Although the proceeds from this Financing are anticipated to enable the Company to generate positive cash flow in 1997, there can be no assurance that it will. Although the proceeds of this Financing and cash flow from operations are anticipated to be sufficient from operations in 1997, the Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from the Financing, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

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

     As of the fiscal year end, the Company had accrued liabilities of $118,355, $18,241, and $47,550 for license agreements that have been terminated. The Company is currently negotiating the amounts due and the payment terms. Management has been negotiating to pay the $118,355 over the next 18 to 24 months from operating cash and believes such an agreement will be reached. Management also believes it will obtain a total release of the two smaller obligations due through current negotiations.

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


     JOHN B. HEWLETT has served as Chairman of the Board of the Company since October 1996. Mr. Hewlett is President of Hewlett Financial Corporation. He has 22 years of experience in the insurance field, specializing in sales and long and short-term planning. From 1985 to the present, Mr. Hewlett has been a nationally recognized consultant and seminar leader on closely held business succession and financial planning. He is a member of the Million Dollar Round Table, Court of the Table, and one of three Top of the Table members in the Intermountain West with career insurance sales approaching $640,000,000. Mr. Hewlett is a member of the National Basketball Association Utah Jazz 100 Club and Advisory Board.

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

     KENNETH W. CRAIG has served as President and as a Director of the Company since October 1996 and as Chief Executive Officer since January 1997. Mr. Craig has been a private investor since June 1993. He began his career as an attorney in Houston, Texas and practiced law from 1980 to 1989, specializing in contracts, tax, mergers, and acquisitions. In the early 1980's, he participated in the growth of Telecommunications Specialist Inc. ("TSI"), a telephone system rental company which became the largest distributor for TIE Communications ("TIE"). In 1987, he founded TIE National Rental Company, Inc. ("TNR") to prove a pilot program for TIE's national telephone rental system. In 1991, he sold his interest in TNR to TIE to pursue the acquisition of Centel Business Systems ("Centel") by the Williams Companies. Upon the acquisition, Centel became Wiltel Communications Systems, Inc. and Mr. Craig serves as President of the Finance/Marketing Divisions until May 1993. Mr. Craig has also been actively involved in golfing in various capacities including coach of the University of Mississippi golf team and as a buyer, director, and president of numerous golf and country clubs. He is a graduate of Stetson University and the University of Mississippi School of Law.

     JAMES T. DOODY has served as Executive Vice President of the Company since January 1993 and as Chief Operating Officer since January 1997. He was a Director from January 1994 to December 1994 and served as the Company's Vice President-Sales from July 1991 to January 1993. From 1983 through July 1991, Mr. Doody was employed by Bullet/Cougar Golf Company, where he served eventually as National Sales Manager. From 1981 to 1983, Mr. Doody was employed by Sounder Golf Company as Western Regional Sales Manager. He started his career in the golf industry in 1970 when he joined the P.G.A. Victor staff in the custom club development department. Mr. Doody's involvement in golf-related marketing began in 1971 when he began an apprenticeship as a golf pro in the PGA professional program, training to manage retail golf programs, and he eventually managed three major retail golf shops. James T. Doody is the son of Miles T. Doody.

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

     DENNIS L. CROCKETT has been a Director of the Company since October 1996. He is co-founder and Chief Operations Officer of Broadcast International, Inc., a communications firm specializing in the delivery of business information via satellite, FM wireless and cable television technologies, which recently merged with Data Broadcasting Corporation. Further, Mr. Crockett co-founded the Instore Satellite Network, one of the nation's largest private satellite communications networks providing private audio, video, voice and data broadcasts to retail clients including Safeway Stores, Osco/Savon Drug, Lucky Stores, and RE/MAX Reality. Mr. Crockett is a nationally published composer, arranger, vocalist and keyboardist as well as a respected musical producer of both record, radio and television entertainment. He is a graduate of Brigham Young University in Provo, Utah.

     WADE M. MITCHELL has been a Director since October 1996. He has been employed as a business consultant through Mitchell & Associates, a professional corporation specializing in mergers, acquisitions, and corporate turn-arounds since 1989. Mitchell & Associates is owned and controlled by Mr. Mitchell.
From 1993 to 1995, he was a special consultant and member of the Board of Directors of Environmental Safeguards, Inc., of Springville, Utah, and a member of the Board of Directors of National Fuel & Energy, Inc., a wholly-owned subsidiary of Environmental Safeguards, Inc. From 1991 to 1993, he was the Chief Operating Officer for Enpak Surgical Products, Inc., Salt Lake City, Utah. During 1989, he was a marketing consultant for Novations Group, Inc., Provo, Utah, and from 1985 to 1988, he was the Director of Marketing for Great Wave Software, Inc., Scotts Valley, California. Mr. Mitchell also serves as a director of Mitchell's Nursery & Gifts, Inc., a member of the advisory board of GT Travel, Inc., and, a director of Paradise Optical, Park City, Utah. Mr. Mitchell graduated from Brigham Young University in April 1988 with a B.S. degree in science, and received an MBA degree from Brigham Young University's Marriott School of Management in April 1990.

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

     In October 1996, Michael B. Orr and J. Arthur Wright resigned as directors of the Company to permit new Directors to be appointed in conjunction with the Financing and a restructuring of the Board. The Board acted to fill these two vacancies and two other vacancies on the Board by electing John B. Hewlett, Dennis L. Crockett, Kenneth W. Craig and Wade M. Mitchell as directors to serve until the annual meeting of the Company.

     The Board held five meetings in 1996 with an average attendance of over 75%. All directors attended more than 75% of the meetings held during their tenures as directors. Board members are not presently compensated, but are reimbursed for their expenses associated with attending Board and Committee meetings.

     In November 1996, the Board of Directors established a number of committees, including a Finance Committee, an Audit Committee, and a Compensation Committee, each of which is briefly described below. The Committees did not meet in 1996.

     The Finance Committee has been established to oversee Company expenditures and approve contracts entered into by the Company. The committee must, by majority vote, approve all contracts and negotiated debt obligations on behalf of the Company whereby the obligation of the Company will exceed $2,500. The committee consists of two outside Directors, John B. Hewlett and Wade M. Mitchell, one employee Director, Kenneth W. Craig, and Mont Warren, the Company's Chief Financial Officer as an EX OFFICIO member.

     The Audit Committee has been established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board of Directors the appointment of the independent auditors, subject to ratification by the Stockholders at the annual Meeting. Both the internal auditors and the independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of two non-employee, Directors Dennis L. Crockett and Wade B. Mitchell, one employee Director, Kenneth W. Craig, and Mont Warren, the Company's Chief Financial Officer as an EX OFFICIO member.

     The Compensation Committee negotiates employment contracts, recommends to the Board of Directors compensation for officers, Directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of two non-employee Directors, John B. Hewlett and Dennis L. Crockett, one employee Director, Miles T. Doody, and Bruce H. Haglund, Secretary and General Counsel to the Company, as an EX OFFICIO member, having no vote.


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

     The Company believes that providing stock options to executive helps reinforce their alignment of interests with the stockholders. Accordingly, as a part of the recent Financing, executive officers were awarded stock options based upon performance over the next three years.

     The compensation paid to Mr. M. Doody, the highest paid executive during the past four years, is summarized in the compensation table below:


                                  ANNUAL COMPENSATION                              LONG-TERM COMPENSATION

      NAME AND           YEAR       SALARY         BONUS        OTHER                AWARDS      PAYOUTS
       PRINCIPAL                     ($)            ($)        ANNUAL
      POSITION                                                 COMP.     RESTRICT    OPTIONS      LTIP          ALL
                                                                            STOCK    SARS(#)    PAYOUTS ($) OTHER (1)
                         1996       75,000          -0-         -0-         -0-     360,000(2)      -0-        -0-
                         1995      121,000          -0-         -0-         -0-        -0-          -0-        -0-
   Miles T. Doody        1994      150,000       19,800         -0-         -0-        -0-          -0-        -0-
          CEO            1993      150,000         1,100      30,300      36,000        -0-      160,000        -0-


------------------------------------

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

(2) In conjunction with the Financing Mr. M. Doody agreed to forfeit a stock option for 160,000 common stock shares at $4.00 per share granted in 1993 and to convert a short-term $50,000 note of the Company to a promissory note due June 30, 1999 and bearing interest at 10%, in exchange for a stock option for 360,000 common stock shares at $.50 per share.


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

STOCK OPTION PLAN

     On July 13, 1993, the Board of Directors of the Company adopted the 1993 Stock Option Plan (the "Plan") which was approved by the stockholders on the same day. The Plan is intended to provide incentive to key employees and Directors of, and key consultants, vendors, customers, and others expected to provide significant services to, the Company, to encourage proprietary interest in the Company, to encourage such key employees to remain in the employ of the Company and its subsidiaries, to attract new employees with outstanding qualifications, and to afford additional incentive to consultants, vendors, customers, and others to increase their efforts in providing significant services to the Company. The Company has reserved 600,000 shares of Common Stock for issuance under the Plan. The Plan provides that incentive stock options ("Incentive Stock Options") may be granted to full-time employees (who may also be Directors) and nonstatutory stock options ("Nonstatutory Stock Options") may be granted to non-employee Directors and consultants from time to time on a discretionary basis by the Board or the Committee. The Plan also provides for the grant of Nonstatutory Stock Options to outside members of the Board of Directors on a "formula award" basis as provided in Rule 16b-3 of the Securities Exchange Act of 1934 ("Rule 16b-3"). As of the date of this filing, Incentive Stock Options are outstanding for the purchase of 240,000 shares at $4.00 per share pursuant to the Plan, all of which are vested, to the following executive officers: James T. Doody (120,000 options), Mont W. Warren (60,000 options), and Janet R. Gardner (60,000 options). These options expire in July 1998. At the present average market share price, none of the Incentive Stock Options are "in the money."

     The Plan provides for administration by the Board in compliance with Rule 16b-3, or by a Committee (the "Committee") appointed by the Board, which Committee shall be constituted to permit the Plan to comply with Rule 16b-3, and which shall consist of not less than two members, each of whom has not participated in the Plan by way of receipt of any discretionary grant of an option (Incentive Stock Options and Nonstatutory Stock Options are together hereinafter referred to as "Option" or "Options", unless the context otherwise requires), and who will not so participate while serving as a member of the Committee, and each of whom has not participated under any other plan or have received options of the Company during the year preceding adoption of the Plan by the stockholders (other than pursuant to a formula award grant under the Plan). A member of the Board or a Committee member shall in no event participate in any determination related to Options held by or to be granted on a discretionary basis to such Board or Committee member.

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

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS

     NAME         NUMBER OF     % OF TOTAL
                 SECURITIES     OPTIONS/SARs
                 UNDERLYING      GRANTED TO
                OPTIONS/SARs    EMPLOYEES IN   EXERCISE OR BASE
                 GRANTED (#)    FISCAL YEAR     PRICE ($/SHARE)  EXPIRATION DATE

 Miles T. Doody    360,000          100%              $0.50          12/31/06

     Mr. Doody's grant of options was a part of a total of 5,477,000 non-qualified stock options the Company agreed to grant in 1996 (the "1996 Stock Options"), all of which are exercisable at a price of $.50 or $1.00 per share and expire on December 31, 2006.

     In connection with the Financing, the Company by vote of the Board of Directors, which did not require a vote of the stockholders, agreed to grant a total of 5,477,000 non-qualified stock options in October 1996 (the "1996 Options"), all of which are exercisable at a price of $.50 or $1.00 per Share and expire on December 31, 2006. The shares issuable upon exercise of the 1996 Options are not subject to adjustment in the event of a reverse stock split. Certain of the options granted vested upon the sale of all 100 Units offered through the Financing including the following: (i) Pine Valley, Ltd., an affiliate of Mr. Hewlett, and Culley W. Davis, a consultant to the Company, were each granted options to purchase 400,000 shares at a price of $.50 per Share;
(ii) Granite Hollow Insurance Agency, LLC, an affiliate of Mr. Hewlett, was granted options to purchase 1,000,000 shares at a price of $.50 per Share; (iii) Dennis L. Crockett was granted options to purchase 100,000 shares at a price of $.50 per Share; (iv) Michael B. Orr and J. Arthur Wright, former directors of the Company who have never been compensated for their service as directors, were each granted options to purchase 50,000 shares at a price of $.50 per Share; (v) Miles T. Doody was granted options to purchase 360,000 shares at a price of $.50 per Share in consideration for his waiver of rights to purchase 160,000 options previously granted and his agreement to reduce his salary to $75,000 per year;
(vi) Bruce H. Haglund, Secretary and general counsel to the Company, received 750,000 options at a price of $.50 per Share in consideration for his agreement to convert $150,000 of legal fees for a long-term promissory note due June 30, 1999, and he agreed to waive his rights to 50,000 options previously granted.

     The Company agreed to grant Mr. Craig 1996 Options to purchase 600,000 shares at a price of $.50 per share. A total of 300,000 of the options vested and the balance of his options vest upon the earlier of achieving certain performance goals or after ten years. The remaining options granted are to vest upon the earlier of achieving certain performance goals, or, ten years. The performance goals are that the Company achieves sales of Fila-Registered Trademark--trademarked products in the amount of $5,000,000 in 1997, $8,000,000 in 1998, and $10,000,000 in 1999. Current employees of the Company were granted an aggregate of 417,000 1996 Options. James T. Doody received 225,000 of the 417,000 options. Mont E. Warren received 150,000 of the options, and Janet Gardner received 9,000 of the options.

     The Board also granted Mr. Hewlett 1,000,000 1996 Options exercisable at the price of $1.00 per Share at any time until their expiration 10 years from the date of grant in connection with his services in 1996 as a Director of the Company, for providing marketing contacts and expertise to help effectuate the Company's plan to re-focus its business strategy and marketing efforts, and in consideration for the $400,000 royalty line of credit and his personal guarantee of the Company's credit arrangements.

     The Board granted Wade B. Mitchell 200,000 of the 1996 Options exercisable at the price of $.50 per Share at any time until their expiration 10 years from the date of grant and 150,000 of the 1996 Options exercisable at the price of $1.00 per Share at any time until their expiration 10 years from the date of grant. The options were granted to Mr. Mitchell for his services in 1996 as a Director of the Company and for providing services to implement the Company's re-focused business strategy and marketing efforts.

     The 1996 Options granted were granted by the Board of Directors and such grants did not require a vote of the stockholders. The shares issuable upon exercise of the 1996 Options including those specifically discussed in this section are not subject to adjustment in the event of a reverse stock split. A summary of the options granted in conjunction with the Financing follows:

                      OPTIONS GRANTED PURSUANT TO THE FINANCING



     NAME OF RECIPIENT     RELATIONSHIP       NUMBER           VESTING   EXERCISE   CONSIDERATION
     -----------------     ------------       OF SHARES         DATE      PRICE     -------------
                                              ---------        -------   --------
     John B. Hewlett       Chairman           1,000,000       12/31/96     $1.00          (4)
     Granite Hollow        Consultant  (1)    1,000,000       12/31/96     $0.50          (4)
     Pine Valley, Ltd.     Consultant  (1)    400,000         12/31/96     $0.50          (4)
     Dennis L. Crockett    Director           100,000         12/31/96     $0.50          (5)
     Culley W. Davis       Consultant         400,000         12/31/96     $0.50          (6)
     Michael B. Orr        Director  (2)      50,000         12/31/96      $0.50          (7)
     J. Arthur Wright      Director  (2)      50,000         12/31/96      $0.50          (7)
     Miles T. Doody        Director           360,000         12/31/96     $0.50          (8)
     Kenneth W. Craig      Director           300,000         12/31/96     $0.50          (9)
                                              300,000           (3)        $0.50          (9)
     Bruce H. Haglund      Officer            750,000         12/31/96     $0.50         (10)
     Wade B. Mitchell      Director           200,000         12/31/96     $0.50         (11)
                                              150,000         12/31/96     $1.00         (11)
     Other Employees                          417,000           (3)        $0.50         (12)

     Total Options Granted                    5,477,000

-------------------
(1)  An affiliate of John B. Hewlett.
(2)  Resigned in conjunction with the Financing in October 1996.
(3) Options are to vest upon the earlier of achieving certain performance goals or ratably over 10 years. The performance goals are that the Company achieves sales of $5,000,000 in 1997, $8,000,000 in 1998, and $10,000,000
     in 1999.
(4) Mr. Hewlett was granted options for serving as a Director of the Company, for providing marketing contacts and expertise to help effectuate the Company's plan to re-focus its business strategy and marketing efforts through his affiliated companies, and in consideration for the $400,000 royalty line of credit and his personal guarantee of the Company's credit arrangements including a $1,000,000 line of credit and additional short-term lines of credit in amounts exceeding $1,000,000.
(5) Mr. Crockett was granted options for serving as a Director of the Company and for providing consulting services to help effectuate the Company's re-focused business strategy.
(6) Mr. Davis was granted options for providing consulting services related to organizing and effectuating the Financing plan.
(7) Messrs. Orr and Wright, who were never been compensated for their years of service as Directors, were each granted options as compensation for their past services to the Company.
(8) Mr. Doody agreed to waive his rights to purchase 160,000 options previously granted and to reduce his salary to $75,000 per year.
(9) Mr. Craig was granted options for providing consulting services related to organizing and effectuating the Financing plan, for providing services as the Company's President and as a Director, and for guiding the Company to the achievement of certain performance goals.
(10) Mr. Haglund agreed to convert $150,000 of legal fees for a long-term promissory note due June 30, 1999, and he agreed to waive his rights to 50,000 options previously granted.
(11) Mr. Mitchell was granted options for his services in 1996 as a Director of the Company and for providing services to implement the Company's re-focused business strategy and marketing efforts.

(12) Current employees of the Company were granted an aggregate of 417,000 1996 Options. Current management including James T. Doody received 225,000 of the 417,000 options, Mont E. Warren received 150,000 of the options, and Janet Gardner received 9,000 of the options.


     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                                PRINCIPAL STOCKHOLDERS

     The following table sets forth information concerning the beneficial ownership of the Company's Shares as of March 31, 1997 for (i) each current Director and each nominee for Director (ii) each officer of the Company, (iii) all persons known by the Company to beneficially own more than 5% of the outstanding Shares of the Company's Shares, and (iv) all officers and Directors of the Company as a group.

                              NUMBER OF SHARES                       NUMBER OF SHARES
NAME AND ADDRESS OF           BENEFICIALLY OWNED  PERCENT OF TOTAL   BENEFICIALLY OWNED  PERCENT OF TOTAL
BENEFICIAL OWNER(1)           BEFORE SPLIT(2)     BEFORE SPLIT (3)   AFTER SPLIT         AFTERSPLIT (4)
-------------------           ---------------     ----------------   -----------         --------------
John B. Hewlett               2,575,000 (5)            20.9%         2,481,250               50.4%

Bruce H. Haglund              757,000   (6)            7.1%          751,750                 23.3%

Kenneth W. Craig              300,000   (7)            2.9%          300,000                 10.8%

Dennis L. Crockett            625,000   (8)            6.2%          343,750                 12.6%

Miles T. Doody                449,375   (9)            4.4%          382,343                 13.5%

James T. Doody                165,250   (10)           1.6%          131,313                 5.6%

Mont E. Warren                97,250    (11)           1.0%          69,313                  2.7%

Janet R. Gardner              96,375    (12)           1.0%          69,094                  2.7%

Wade M. Mitchell              350,000   (13)           3.4%          350,000                 12.4%

All officers and Directors    5,415,250 (14)           37.1%         4,878,813               68.0%
as a group (nine persons)

Unaffiliated                  10,758,413 (15)          93.0%         3,870,853               93.3%
Stockholders

-------------
(1) Unless otherwise noted, the Company believes that all Shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all Shares owned by them. Unless otherwise indicated, the address of each Stockholder is 5812 Machine Drive, Huntington Beach, California 92649.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.
(3) Assumes 9,898,663 Shares outstanding plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options and conversion of debenture shares before giving effect to the proposed 4 to 1 Reverse Split. Options, warrants, or conversion rights held by persons other than the specific individual for whom an ownership interest percentage is being calculated are not considered in calculating that specific individual's ownership interest percentage.
(4) Assumes 2,474,666 Shares outstanding that will be outstanding upon approval and completion of the proposed 4 to 1 Reverse Split, plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options and conversion of debenture shares. Options held by each beneficial owner or group listed are not subject to adjustment upon approval of the Reverse Split; accordingly, each beneficial owner or group will hold a greater ownership interest relative to the total Shares outstanding. Options, warrants, or conversion rights held by persons other than the specific individual for whom an ownership interest percentage is being calculated are not considered in calculating that specific individual's ownership interest percentage.
(5) Represents 1,400,000 Shares issuable to Mr. Hewlett, and affiliates which he controls, upon the exercise of stock options to be issued upon completion of the Financing at a price of $0.50 per Share, 1,000,000 Shares issuable upon the exercise of presently exercisable stock options at a price of $1.00 per Share and 50,000 Debenture Conversion Shares issued as a result of his investment in the Financing. Mr. Hewlett's address is 2919 East Granite Hollow Street, Sandy, Utah 84092.
(6) Includes 750,000 Shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing at a price of $0.50 per Share. Mr. Haglund's address is 2010 Main Street, Suite 400, Irvine, California 92660.
(7) Includes 300,000 Shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing at a price of $0.50 per Share.
(8) Includes 100,000 Shares issuable upon the exercise of presently exercisable stock options and stock options to be issued upon completion of the Financing at a price of $0.50 per Share and 150,000 Debenture Conversion Shares issued as a result of his investment in the Financing. Mr. Crockett's address is 7050 Union Park Center, Suite 600, Midvale, Utah 84047.
(9) Includes 360,000 Shares issuable upon the exercise of presently exercisable stock options at a price of $0.50 per Share.
(10) Includes 120,000 Shares issuable upon the exercise of presently exercisable incentive stock options at a price of $4.00 per Share.
(11) Includes 60,000 Shares issuable upon the exercise of presently exercisable incentive stock options at a price of $4.00 per Share.
(12) Includes 60,000 Shares issuable upon the exercise of presently exercisable incentive stock options at a price of $4.00 per Share.
(13) Represents 200,000 Shares issuable to Mr. Mitchell upon the exercise of stock options to be issued upon completion of the Financing at a price of $0.50 per Share and 150,000 Shares issuable upon the exercise of presently exercisable stock options at a price of $1.00 per Share. Mr. Mitchell's address is 2919 East Granite Hollow Street, Sandy, Utah 84092.
(14) Includes 4,500,000 Shares issuable upon the exercise of stock options and 200,000 Debenture Conversion Shares.
(15) Unaffiliated Stockholders includes all stockholders not otherwise listed in the chart. Total shares include 100,000 options held by former directors who are no longer affiliated with the Company and 1,575,000 Debenture Conversion Shares. The percentage assumes no conversion of shares or exercise of options held by any person or entity other than the 100,000 option shares and 1,575,000 Debenture Conversion Shares referenced in this footnote 15.


ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first quarter of 1997, John B. Hewlett, Chairman of the Board of Directors, agreed to letter of credit to Fila Sport S.p.A. in the amount of $400,000 to insure compliance with the Company's revised license agreement for the Fila trademark. Additionally, the Company and Mr. Hewlett jointly entered into a loan and security agreement and promissory note with a lender on March 31, 1997 which will provide the Company up to a maximum of $1,000,000 to fund open customer purchase orders.

     During 1996, Miles T. Doody advanced a total of $50,000 to the Company to enable the Company to pay various expenses during the year. In October 1996, the Company agreed to convert the $50,000 advance into a promissory note bearing interest at 10% and due on June 30, 1999.

     In October 1996, the Company agreed with Bruce H. Haglund, Secretary and general counsel to the Company, to convert up to $150,000 of accrued legal fees into a promissory note bearing interest at 10% and due on

June 30, 1999. The Company also agreed to grant Mr. Haglund non-qualified stock options to purchase 750,000 Shares at a price of $0.50 per Share. The options vest upon the completion of the Financing and are exercisable until December 31, 2006. Mr. Haglund's billings for legal fees to the Company for the fiscal year ended December 31, 1996 totaled approximately $63,000 and accrued legal fees at December 31, 1996 approximately $150,000.

     In October 1996, the Company agreed to pay an affiliate of John B. Hewlett a consulting fee for services to the Company of $250,000 payable as follows:
$50,000 on January 1, 1997, $100,000 on January 1, 1988, and $100,000 on January
1, 1999. Further, the Company agreed to grant an affiliate of Mr. Hewlett non-qualified stock options to purchase 400,000 Shares at a price of $0.50 per Share. The options vest upon the completion of the Financing and are exercisable until December 31, 2006. The consulting services performed by the affiliate of Mr. Hewlett involved providing marketing contacts and expertise to help effectuate the Company's plan to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have not been productive in the past and could likely be expanded.

     The Company granted Wade B. Mitchell 200,000 1996 Options exercisable at the price of $.50 per share any time until their expiration 10 years from the date of grant and 150,000 1996 Options exercisable at the price of $1.00 per share anytime until their expiration 10 years from the date of grant. The options were granted to Mr. Mitchell for his services in 1996 as a Director of the Company and for providing services to implement the Company's re-focused business strategy and marketing efforts. The shares issuable upon exercise of these 1996 Options are not subject to adjustment in the event of a reverse stock split.

     In October 1996, the Company entered into an oral agreement with Kenneth W. Craig to serve as President of the Company for three years. It is anticipated that the formal agreement will be executed in 1997. The employment agreement will provide for a minimum base salary of $48,000 per annum plus a quarterly incentive compensation bonus equal to 1% of the adjusted gross sales of the Company for various product lines. Further, the Company agreed to grant Mr. Craig non-qualified stock options to purchase 600,000 Shares at a price of $0.50 per Share. A total of 300,000 of the options vest upon the completion of the Financing and 300,000 vest upon the earlier of achieving certain performance goals or ratably over ten years. The performance goals are that the Company achieves sales of $5,000,000 in 1997, $8,000,000 in 1998, and $10,000,000 in
1999.  The options are exercisable until December 31, 2006.

     A summary of the 1996 options granted in conjunction with the financing are summarized in the "options Granted Pursuant to the Financing" above.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-KSB:

     1.  Financial Statements

               Independent Auditors' Reports
               Balance Sheet
               Statements of Operations
               Statements of Stockholders' Equity
               Statements of Cash Flows
               Notes to Financial Statements

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

4.8   Form of Debenture

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

10.8 Agreement between the Professional Golfers' Associations of Europe Limited and the Company dated June 7, 1993(1)

10.9  Agreement between Kanebo, Ltd. and the Company dated April 11, 1993(1)

10.10 Lease between the Company and Saint Enterprises dated November 22,
      1993(2)

10.11 Purchase and Sale Agreement between the Company and Fidelity Funding of California, Inc. dated March 13, 1995(2)

10.12 License Agreement between the Company and Fila sport, S.p.A. dated October 1, 1996

10.13 Amendment to Employment Agreement between the Company and Miles T. Doody dated October 30, 1996

10.14 Loan and Security Agreement between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

10.15 Revolving Promissory Note between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

10.16 UCC-1 filings for the state of Utah and California related to the Loan and Security Agreement between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 2

10.17 Non-qualified Stock Option Agreement and Promissory Note for Bruce H. Haglund

10.18 Non-qualified Stock Option Agreement for Kenneth W. Craig

10.19 Non-qualified Stock Option Agreement for Janet Gardner

10.20 Non-qualified Stock Option Agreement for Michael B. Orr

10.21 Non-qualified Stock Option Agreement and Promissory Note for Miles T.
      Doody

10.22 Non-qualified Stock Option Agreement for James T. Doody

10.23 Non-qualified Stock Option Agreement for Pine Valley Ltd.

10.24 Non-qualified Stock Option Agreement for Mont E. Warren

10.25 Non-qualified Stock Option Agreement for J. Arthur Wright

10.26 Non-qualified Stock Option Agreement for John B. Hewlett

10.27 Non-qualified Stock Option Agreement for Wade M. Mitchell

10.28 Non-qualified Stock Option Agreement for Granite Hollow Insurance Agency

23.1  Independent Auditors' Consent - Corbin & Wertz

-------------------
(1)   Filed with the Company's Registration Statement on Form SB-2 dated
      November 12, 1993 and incorporated     by reference.

(2) Filed with the Company's Annual Report on Form 10KSB for the year ended December 31, 1995.

(b)   Reports on Form 8-K.

      None.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntington Beach, State of California, on the 19th day of August 1997.




     By:  /s/Ken W. Craig
          ------------------------
          Ken W. Craig, Chief Executive Officer, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                        DATE

/s/John B. Hewlett       Chairman of the Board            August 19, 1997
-----------------------
John B. Hewlett




/s/Miles T. Doody        Vice Chairman, Director          August 19, 1997
-----------------------
Miles T. Doody




/s/Wade Mitchell         Director                         August 19, 1997
-----------------------
Wade Mitchell




/s/Dennis Crockett       Director                         August 19, 1997
-----------------------
Dennis Crockett



                         Chief Executive Officer,
/s/Ken W. Craig          President, Director              August 19, 1997
-----------------------  (Principal Executive Officer)
Ken W. Craig


                         Vice President, Chief
                         Financial Officer,
/s/Mont E. Warren        (Principal Accounting Officer)   August 19, 1997
-----------------------
Mont E. Warren

                                    EXHIBIT INDEX


     The following exhibits are being filed with this Annual Report on Form 10-KSB:

EXHIBIT                                                            SEQUENTIALLY
NUMBER                                                             NUMBERED
                                                                   PAGE

4.8       Form of Debenture                                        -

10.12     License Agreement between the Company and Fila sport,
          S.p.A. dated October 1, 1996                             -

10.13     Amendment to Employment Agreement between the Company
          and Miles T. Doody dated October 30, 1996                -

10.14     Loan and Security Agreement between the Company,
          John B. Hewlett and AKA Charitable Remainder Unit
          Trust Number 2                                           -

10.15     Revolving Promissory Note between the Company,
          John B. Hewlett and AKA Charitable Remainder Unit
          Trust Number 2                                           -

10.16     UCC-1 filings for the state of Utah and California
          related to the Loan and Security Agreement between
          the Company, John B. Hewlett and AKA Charitable
          Remainder Unit Trust Number 2                            -

10.17     Non-qualified Stock Option Agreement and Promissory
          Note for Bruce H. Haglund                                -

10.18     Non-qualified Stock Option Agreement for
          Kenneth W. Craig                                         -

10.19     Non-qualified Stock Option Agreement for
          Janet Gardner                                            -

10.20     Non-qualified Stock Option Agreement for
          Michael B. Orr                                           -

10.21     Non-qualified Stock Option Agreement and
          Promissory Note for Miles T. Doody                       -

10.22     Non-qualified Stock Option Agreement for
          James T. Doody                                           -

10.23     Non-qualified Stock Option Agreement for
          Pine Valley Ltd.                                         -

10.24     Non-qualified Stock Option Agreement for
          Mont E. Warren                                           -

10.25     Non-qualified Stock Option Agreement for
          J. Arthur Wright                                         -

10.26     Non-qualified Stock Option Agreement for
          John B. Hewlett                                          -

10.27     Non-qualified Stock Option Agreement for
          Wade M. Mitchell                                         -

10.28     Non-qualified Stock Option Agreement for
          Granite Hollow Insurance Agency                          -

10.29     Escrow Agreement of Principal Optionholders              -

23.1      Independent Auditors' Consent - Corbin & Wertz           -

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



                                       CORBIN & WERTZ


Irvine, California
February 20, 1997, except as
 to Note 14, which is as of
 April 11, 1997

                           RENAISSANCE GOLF PRODUCTS, INC.

                                    BALANCE SHEET

                                  December 31, 1996



                                        ASSETS

Current assets:
  Cash and cash equivalents                        $     276,012
  Accounts receivable, net of allowance for
   doubtful accounts of $90,000                          142,539
  Inventories, net                                       348,640
  Prepaid expenses and other current assets               10,315
                                                     -----------
     Total current assets                                777,506

Property and equipment, net                               49,207

Other assets                                              21,143
                                                     -----------

                                                   $     847,856
                                                     -----------
                                                     -----------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current portion of long-term debt                $      52,935
  Accounts payable                                       321,294
  Accrued liabilities                                    453,332
  Accrued royalties                                      184,146
  Deferred revenue                                       267,723
                                                     -----------
     Total current liabilities                         1,279,430

Notes payable, less current portion                      920,500
                                                     -----------

     Total liabilities                                 2,199,930
                                                     -----------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, $.01 par value, 150,000
   shares authorized; 250 shares issued and
   outstanding                                                 3
  Common stock, $.001 par value, 20,000,000
   shares authorized; 5,461,163 shares issued
   and outstanding                                         5,461
  Common stock subscribed, 3,812,500 shares              762,500
  Additional paid-in capital                          11,758,741
  Accumulated deficit                                (13,878,779)
                                                     -----------
     Total stockholders' deficit                      (1,352,074)
                                                     -----------

                                                    $    847,856
                                                     -----------
                                                     -----------


                    See accompanying independent auditors' report
                          and notes to financial statements
                                         F-2

                           RENAISSANCE GOLF PRODUCTS, INC.

                               STATEMENTS OF OPERATIONS

                    For The Years Ended December 31, 1996 and 1995



                                             1996                 1995
                                         --------------      -------------

Net sales                                $   2,403,414       $   5,007,347

Cost of sales                                2,166,947           3,851,915
                                          ------------        ------------

Gross profit                                   236,467           1,155,432

Selling, general and administrative
 expenses                                    2,424,791           3,332,278
                                          ------------        ------------

Operating loss                              (2,188,324)         (2,176,846)

Other income (expense):
  Interest income                                1,114               6,609
  Interest expense                             (43,747)           (139,597)
  Inventory write-downs                       (321,000)           (209,000)
                                          ------------        ------------

     Total other income (expense)             (363,633)           (341,988)
                                          ------------        ------------

Loss before provision for income taxes
 and extraordinary item                     (2,551,957)         (2,518,834)

Provision for income taxes                        (800)               (800)
                                          ------------        ------------

Loss before extraordinary item              (2,552,757)         (2,519,634)

Extraordinary gain from forgiveness
 of debt (net of income taxes of $0)            11,325              ---
                                          ------------        ------------

Net loss                                 $  (2,541,432)      $  (2,519,634)
                                          ------------        ------------
                                          ------------        ------------

Net loss per common share                $       (0.44)      $       (0.46)
                                          ------------        ------------
                                          ------------        ------------

Weighed average common shares
 outstanding                                 5,834,221           5,447,471
                                          ------------        ------------
                                          ------------        ------------


                   See accompanying independent auditors' report
                         and notes to financial statements


                                                                         RENAISSANCE GOLF PRODUCTS, INC.

                                                                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 For The Years Ended December 31, 1996 and 1995

                                                    Preferred Stock               Common Stock             Common Stock Subscribed
                                                 ---------------------         -------------------         -----------------------
                                                 Shares         Amount         Shares       Amount         Shares        Amount
                                                 ------         ------         ------       ------         ------        ------
Balance, January 1, 1995                           ---         $  ---      5,415,163        $ 5,415            ---     $      ---

Issuance of common stock for
 consulting services                               ---            ---         46,000             46            ---            ---

Issuance of Series A preferred
 stock                                             250              3            ---             --            ---            ---

Net loss                                           ---            ---            ---            ---            ---            ---
                                            ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1995                         250              3      5,461,163          5,461            ---            ---

Common stock subscribed,
 3,812,500 shares                                  ---            ---            ---            ---      3,812,500        762,500

Issuance of stock options                          ---            ---            ---            ---            ---            ---

Net loss                                           ---            ---                           ---            ---            ---
                                            ----------     ----------     ----------     ----------     ----------     ----------

Balance, December 31, 1996                         250        $     3      5,461,163        $ 5,461      3,812,500   $    762,500
                                            ----------     ----------     ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------     ----------     ----------




                                  Additional                               Total
                                    Paid-in            Accumulated      Stockholders'
                                    Capital              Deficit       Equity (Deficit)
                                    -------              -------       ---------------
Balance, January 1, 1995        $ 11,367,789        $ (8,817,713)       $ 2,555,491

Issuance of common stock for
 consulting services                  45,954                 ---             46,000

Issuance of Series A preferred
 stock                                24,998                 ---             25,001

Net loss                                 ---          (2,519,634)        (2,519,634)
                                  ----------          ----------         ----------

Balance, December 31, 1995        11,438,741         (11,337,347)           106,858

Common stock subscribed,
 3,812,500 shares                        ---                 ---            762,500

Issuance of stock options            320,000                                320,000

Net loss                                 ---          (2,541,432)        (2,541,432)
                                  ----------          ----------         ----------

Balance, December 31, 1996      $ 11,758,741        $(13,878,779)       $(1,352,074)
                                  ----------          ----------         ----------
                                  ----------          ----------         ----------










                                           See accompanying independent auditors' report
                                                   and notes to financial statements
                                                            F-4



                          RENAISSANCE GOLF PRODUCTS, INC.

                              STATEMENTS OF CASH FLOWS

                   For The Years Ended December 31, 1996 and 1995



                                                    1996           1995
                                                 ----------     ----------

Cash flows from operating activities:
  Net loss                                      $(2,541,432)   $(2,519,634)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
    Depreciation and amortization                    82,636        112,590
    Change in allowance for doubtful accounts      (110,000)       140,000
    Change in allowance for inventory
     obsolescence                                   321,000        209,000
    Consulting expense related to
     stock issuance                                  ---            46,000
    Loss (gain) on sale of property and
     equipment                                          689         (1,057)
    Loss on write-down of impaired assets           177,861         ---
    Loss on write-off of intangible asset             6,925         ---
    Gain on forgiveness of debt                     (11,325)        ---
    Expense recorded in connection with
     non-employee options                           278,000         ---
    Changes in operating assets and
     liabilities:
      Accounts receivable                           701,827        193,536
      Inventories                                   276,415        973,215
      Prepaid expenses and other current
       assets                                        34,891          8,365
      Other assets                                    1,799          2,201
      Accounts payable and accrued
       liabilities                                  138,108       (142,118)
      Accrued royalties                            (403,356)       433,447
      Deferred revenue                               46,095        221,628
                                                 ----------     ----------

  Net cash used in operating activities            (999,867)      (322,827)
                                                 ----------     ----------

Cash flows from investing activities:
  Proceeds from sale of property and
   equipment                                         ---             2,814
  Purchases of property and equipment                ---           (24,731)
  Increase in intangible assets                      ---            (2,351)
                                                 ----------     ----------

  Net cash used in investing activities              ---           (24,268)
                                                 ----------     ----------


Continued

                          RENAISSANCE GOLF PRODUCTS, INC.

                   For The Years Ended December 31, 1996 and 1995



                                                      1996           1995
                                                   ----------     ----------

Cash flows from financing activities:
  Net payments on lines of credit                  (287,901)      (617,099)
  Payments on long-term debt                       (108,147)       (24,260)
  Proceeds from issuance of long-term
   debt to an officer of the Company                 50,000         ---
  Proceeds from issuance of subordinated
   convertible debentures                           762,500         ---
  Proceeds from issuance of common
   stock subscriptions                              762,500         ---
  Proceeds from issuance of preferred
   stock                                             ---            25,001
                                                 ----------     ----------

  Net cash provided by (used in) financing
   activities                                     1,178,952       (616,358)
                                                 ----------     ----------

Net change in cash and cash equivalents             179,085       (963,453)

Cash and cash equivalents, beginning
 of year                                             96,927      1,060,380
                                                 ----------     ----------

Cash and cash equivalents, end of
 year                                           $   276,012    $    96,927
                                                 ----------     ----------
                                                 ----------     ----------

Supplemental disclosures of cash flow
 information -
  Cash paid during the year for:
    Interest                                    $    27,199    $   131,668
                                                 ----------     ----------
                                                 ----------     ----------
    Income taxes                                $       800    $       800
                                                 ----------     ----------
                                                 ----------     ----------

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

Management of the Company believes that the proceeds from the additional financing as discussed in Notes 10 and 14 and the revolving loan as discussed in
Note 14 will enable the Company to fund operations through the end of fiscal 1997, although there can be no assurance that it will. The Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from the aforementioned sources, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, long-term debt and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1996. The fair market value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of the Company's long-term debt is not practicable to obtain as market comparables are not available for such debt (see Note 5).

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

Management evaluates the net realizable value of its inventories on a quarterly basis based on its forecasted sales, current backlog, anticipated demand and existing competition and provides a reserve accordingly. The Company increased its reserves by $321,000 and $209,000 for the years ended December 31, 1996 and 1995, respectively, based upon the Company's evaluations performed during those periods of the net realizable value of its inventories. Should an adverse change in the attributes which affect the carrying value of its inventories become known to management, management may consider alternative uses of the inventories or dispose of such inventories in such a manner to minimize the risk of financial loss to the Company.

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

Management of the Company assesses the recoverability of property and equipment by determining whether the depreciation of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. During fiscal 1996, management identified the impairment of certain property and equipment which has resulted in a loss of $177,861, which was charged to selling, general and administrative expenses in the accompanying 1996 statement of operations. There was no impairment of property and equipment identified during fiscal 1995.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development costs are expensed as incurred and were not material for either of the years ended December 31, 1996 and 1995.

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


Continued

                          RENAISSANCE GOLF PRODUCTS, INC.

                   For The Year Ended December 31, 1996 and 1995



NOTE 2 - INVENTORIES

Inventories consist of the following at December 31, 1996:

     Component parts                                            $  709,873
     Finished goods - clubs                                        316,748
     Finished goods - bags and accessories                          52,019
                                                                ----------
                                                                 1,078,640

     Less inventory reserve                                       (730,000)
                                                                ----------

                                                                $  348,640
                                                                ----------
                                                                ----------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1996:

     Manufacturing equipment and tooling                         $ 162,270
     Office furniture and equipment                                 47,382
     Computer equipment and software                               124,193
     Trade show equipment and product displays                     219,168
     Automotive equipment                                            6,942
     Leasehold improvements                                         32,884
                                                                 ---------
                                                                   592,839
     Less accumulated depreciation
      and amortization                                            (543,632)
                                                                 ---------

                                                                 $  49,207
                                                                 ---------
                                                                 ---------

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

                          RENAISSANCE GOLF PRODUCTS, INC.

                   For The Year Ended December 31, 1996 and 1995



NOTE 5 - LONG-TERM DEBT

Notes payable at December 31, 1996 consist of the following:

Note payable to a distributor, bearing interest at 10% per
annum, due December 31, 1995, secured by certain assets of
the Company.  Partially forgiven and remaining balance
repaid subsequent to December 31, 1996 (see Note 14).           $   52,935

Unsecured note payable to an officer of the Company,
bearing interest at 10% per annum, all unpaid interest
and principal due June 30, 1999.                                    50,000

Unsecured note payable to a vendor/related party bearing
interest at 10% per annum, all unpaid interest and
principal due June 30, 1999.                                       150,000

Subordinated convertible debentures, bearing interest at
10% per annum for the first twenty-four (24) months and
then at the Company's bank's prime plus 4% (12.25% at
December 31, 1996), interest payable quarterly commencing
June 30, 1997, all accrued interest and principal due
November 1, 2001; secured by substantially all of the
Company's assets, subordinate to all other debt.                   762,500
                                                                ----------
                                                                 1,015,435
Discount on long-term debt                                         (42,000)
                                                                ----------
                                                                   973,435
Less: current maturities                                           (52,935)
                                                                ----------

                                                                $  920,500
                                                                ----------
                                                                ----------

Annual maturities of long-term debt, excluding the expected accretion of the discount on long-term debt, are as follows:

         Years Ending
         DECEMBER 31,

            1997                                                $   52,935
            1998                                                    ---
            1999                                                   200,000
            2000                                                    ---
            2001                                                   762,500
                                                                ----------

                                                                $1,015,435
                                                                ----------
                                                                ----------

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

Minimum rental payments under non-cancelable operating leases on certain equipment are as follows:

            Years Ending
            December 31,
            ------------
               1997                        $     8,129
               1998                              2,010
               1999                              2,010
               2000                              2,010
               2001                              1,842
                                           -----------
                                           $    16,001
                                           -----------
                                           -----------

Rent expense totaled approximately $91,000 and $112,000 for the years ended December 31, 1996 and 1995, respectively. It is expected that expiring leases would be renewed in the ordinary course of business.


Continued

                        RENAISSANCE GOLF PRODUCTS, INC.

                 For The Year Ended December 31, 1996 and 1995

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED

ROYALTY AND LICENSING AGREEMENTS

FILA LICENSE

The Company had an exclusive licensing agreement with FILA to use the FILA name and trademark for the Company's golf clubs, bags and various other golf accessories for sale in the United States, Japan and certain other countries.
 The initial term of the agreement originally expired December 31, 1995, but had been extended by FILA to December 31, 2000. The agreement was terminated on June 30, 1996 as the Company was in default of the obligations under the agreement. In October 1996, the Company entered into a new licensing agreement which granted the Company the exclusive license to use the FILA name and trademark for hard products, as defined, for sale in the United States and foreign countries, excluding Asia and a non-exclusive license to use the FILA name and trademark for soft products, as defined, for sale in the United States and foreign countries, excluding Asia. The new license agreement expires December 31, 2000 and can be renewed for an additional five-year period provided that the Company is not in default of any obligation under the agreement. The FILA licensing agreement was not impacted by the change of control as a result of the equity transactions discussed in Notes 8 through 10. Royalty expense under these agreements was $429,167 and $450,000 for the years ended December 31, 1996 and 1995, respectively. There were no royalties due to FILA at December 31, 1996.

The terms of the revised licensing agreement include, among others, the following:

Minimum royalty payments during the remainder of the initial term are as follows:

               1997                                        $     400,000
               1998                                              500,000
               1999                                              600,000
               2000                                              700,000
                                                           -------------
                                                           $   2,200,000
                                                           -------------
                                                           -------------

Percentage royalty payments are due if such amounts exceed the minimum royalty payments and are based on annual sales as follows:

          Sales up to $7,500,000                                6.0%
          Sales from $7,500,001 to $15,000,000                  5.5%
          Sales over $15,000,000                                5.0%

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

FILA may terminate the agreement in whole, or in part, upon the occurrence of certain events, including the following:

- Failure to perform or otherwise materially breach any of the obligations under the agreement and there is no remedy within 30 days of the receipt of written notice of intent to terminate the agreement from FILA.

- Failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance or meet established guidelines for quality control.

- Failure to meet advertising, promotional and/or sales targets within a country included in the territory, as defined.

- Sale or disposal of substantially all of the Company's business or assets to a third party or transfer of control of the Company to a third party or the cessation of an employment relationship with Miles Doody.

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


Continued
                                     F-15

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

Continued
                                     F-16

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

In October 1996, non-statutory stock options were granted outside of the 1993 Plan to non-employee members of the Company's Board of Directors and various consultants for services provided to the Company for the purchase of 1,700,000 shares of the Company's common stock at $0.50 per share. These options expire on December 31, 2006. These options are assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Notes 5 and 10. These options are not subject to adjustment in the event of a split of the Company's stock.
 Because the Company anticipated a 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. The Company expensed $203,000 in connection with the issuance of these options. An additional $14,000 of expense will be recorded during each year ending December 31, 1997 and 1998 in connection therewith. An additional 1,050,000 options were ranted to non-employees in connection with the 1996 private placement. Because the private placement consisted of 50% debt and 50% equity, one-half of the

Continued
                                     F-18

                        RENAISSANCE GOLF PRODUCTS, INC.

                 For The Year Ended December 31, 1996 and 1995

NOTE 8 - STOCK OPTIONS, CONTINUED

1,050,000 options were attached to the debt piece and an original issue discount was recorded. Accordingly, the Company recorded $42,000 of debt issuance costs (reflected as a discount in Note 5), which will be amortized over the life of the related debt.

In October 1996, incentive stock options were granted outside of the 1993 Plan to certain officers and key employees for the purchase of 1,377,000 shares of the Company's common stock at $0.50 per share. Of these options, 717,000 vest upon the earlier of achieving certain performance goals or ratably over ten years and 660,000 were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Notes 5 and 10. These options are not subject to adjustment in the event of a split of the Company's stock. Because the Company anticipated a 4:1 reverse stock split the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. These options expire on December 31, 2006.

In October 1996, the Company granted to a director an option to acquire 200,000 shares of common stock at an exercise price of $0.50 per share and an option to acquire 150,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996.
 The Company also granted to another director an option to acquire 1,000,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The options vested immediately and expire December 31, 2006. These options are not subject to adjustment in the event of a split of the Company's stock. Because the Company anticipates a 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. The Company expensed $75,000 in connection with the issuance of these options.

A summary of stock option activity for 1996 and 1995 follows:

                                        1993 Plan   Outside Plan      Price
                                        ---------   ------------      -----
Balance at January 1, 1995               400,000        64,000      $2.50-4.00

Granted                                  200,000       441,000       1.00-2.50
Expired/canceled                            --        (120,001)      1.00-3.25
Exercised                                   --         (46,000)      1.00
                                        --------     ---------      ----------
Balance at December 31, 1995             600,000       338,999       1.00-4.00

Granted                                     --       5,477,000       0.50-1.00
Expired/canceled                        (360,000)     (295,000)      1.00-4.00
Exercised                                   --            --             --
                                        --------     ---------      ----------
Balance at December 31, 1996             240,000     5,520,999      $0.50-4.00
                                        --------     ---------      ----------
                                        --------     ---------      ----------
Exercisable at December 31,  1996        240,000     4,803,999      $0.50-4.00
                                        --------     ---------      ----------
                                        --------     ---------      ----------

Continued
                                     F-19

                        RENAISSANCE GOLF PRODUCTS, INC.

                 For The Year Ended December 31, 1996 and 1995

NOTE 8 - STOCK OPTIONS, CONTINUED

PRO FORMA STOCK OPTION INFORMATION

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed herein. The fair value for these options was estimated at the date of grant using a BLACK-SCHOLES option pricing model with the following assumptions: stock price, as determined by the Board of Directors, of $.50 per share; a risk-free interest rate of 6.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 40.0%; and expected term of two and one-half years.

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

                                                 1996             1995
                                            -------------    -------------
Net loss:
    As reported                             $ (2,541,432)    $ (2,519,634)
    Pro forma                               $ (2,700,773)    $ (2,519,634)

Net loss per share:
    As reported                             $      (0.44)    $      (0.46)
    Pro forma                               $      (0.46)    $      (0.46)

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

During 1996, 844,250 Class B warrants expired. These warrants have been deducted from the summary of warrants detailed below.

A summary of the Company's warrants outstanding as of December 31, 1996 follows:

 Class       Outstanding     Exercise Price      Expiration Date
 -----       -----------     --------------      ---------------

   A          1,400,000          $6.50          November 15, 1998
   B              --             $4.00                 --
   C            240,000          $8.50          January 1, 1997
   D              --             $4.50                 --
   E              --             $5.50                 --
   F             10,000          $3.50          December 31, 1997
   G              --             $2.50                 --

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

NOTE 11 - PROVISION FOR INCOME TAXES

The provision for income taxes for the years ended December 31, 1996 and 1995 consists of the following:

                                           Current     Deferred      Total
                                           -------     --------      -----
Year ended December 31, 1996:
   U.S. Federal                             $  --       $  --        $  --
   State and local                            800          --          800
                                            -----       -----        -----
                                            $ 800       $  --        $ 800
                                            -----       -----        -----
                                            -----       -----        -----

Year ended December 31, 1995:
   U.S. Federal                             $  --       $  --        $  --
   State and local                            800          --          800
                                            -----       -----        -----
                                            $ 800       $  --        $ 800
                                            -----       -----        -----
                                            -----       -----        -----

Income tax expense was $800 for each of the years ended December 31, 1996 and 1995, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                   1996             1995
                                                -----------      -----------
Computed "expected" benefit                     $ (864,087)      $ (856,404)
Increase (reduction) in income taxes
 resulting from:
  Change in valuation allowance for
   deferred tax assets                           1,041,364        1,081,000
  Non-deductible expenses                           52,635           18,261
  Change in deferred tax assets                   (233,489)        (242,585)
  Other                                              3,849             --
  State taxes, net of benefit                          528              528
                                                ----------       ----------
                                                $      800       $      800
                                                ----------       ----------
                                                ----------       ----------

Continued
                                     F-22

                        RENAISSANCE GOLF PRODUCTS, INC.

                 For The Year Ended December 31, 1996 and 1995

NOTE 11 - PROVISION FOR INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1996 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts                             $    36,124
  Inventories, principally due to allowance
   for obsolete inventory                                          331,350
  Compensated absences, principally due to
   accrual for financial reporting
   purposes                                                          6,960
  Property, primarily due to differences
   in depreciation methods                                          71,390
  Compensation expense relating to options
   granted to employees and consultants not
   currently deductible                                            109,000
  State taxes, net of benefit                                          272
  Net operating loss carryforwards                               3,761,268
                                                               -----------
     Total gross deferred tax assets                             4,316,364
     Less valuation allowance                                   (4,316,364)
                                                               -----------
     Net deferred tax assets                                   $     --
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

Continued
                                     F-23

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