Form 10QSB/A
period 1997-03-31
RENAISSANCE GOLF PRODUCTS INC
filed 1997-08-19
CIK 912592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                    FORM 10-QSB/A
                                     Amendment #1

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


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes   X
No                                                                    -------
  -------
As of March 31, 1997, the registrant had 9,898,663 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one);
Yes        No   X
   -------   -------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           RENAISSANCE GOLF PRODUCTS, INC.

                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                                   PAGE

PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of March 31, 1997                                  1
and December 31, 1996

Statements of Operations for the three months                        2
ended March 31, 1997 and 1996

Statements of Cash Flows for the three months                        3
ended March 31, 1997 and 1996

Notes to Financial Statements                                        4

Item 2. Management's Discussion and Analysis of                      6
Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                           9

SIGNATURES                                                           9

                                        PART I
                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                         March 31,  December 31,
                                                           1997         1996
                                                        ---------  ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $    82,310   $   276,012
Accounts receivable, net                                 251,640       142,539
Inventories, net                                         717,107       348,640
Prepaid expenses                                          23,509        10,315
                                                     -----------   -----------
    Total current assets                               1,074,566       777,506

PROPERTY AND EQUIPMENT, net                               41,277        49,207
OTHER ASSETS                                              10,656        21,143
                                                     -----------   -----------
    Total  assets                                    $ 1,126,499   $   847,856
                                                     -----------   -----------
                                                     -----------   -----------


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt                              -        52,935
Accounts payable                                         559,359       321,294
Accrued liabilities                                      172,487       453,332
Accrued royalties                                        184,146       184,146
Deferred revenue                                               -       267,723
Line of credit                                           100,000             -
Notes payable                                            225,000             -
                                                     -----------   -----------
    Total current liabilities                          1,240,992     1,279,430
                                                     -----------   -----------

Notes Payable, less current portion                    1,049,000       920,500
                                                     -----------   -----------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 150,000 shares
    authorized;  250 issued and outstanding                    3             3
Common stock, $.001 par value,  20,000,000 shares
    authorized;  9,898,663 issued and outstanding          9,899         5,461
Common stock subscribed, 3,812,500 shares                      -       762,500
Additional paid-in capital                            12,646,053    11,758,741
Accumulated deficit                                  (13,819,448)  (13,878,779)
                                                     -----------   -----------
    Total stockholders' deficit                       (1,163,493)   (1,352,074)
                                                     -----------   -----------

       Total liabilities and stockholders' deficit   $ 1,126,499   $   847,856
                                                     -----------   -----------
                                                     -----------   -----------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                          1997          1996
                                                          ----          ----

NET SALES                                             $  430,800    $  395,661
COST OF SALES                                            231,327       261,990
                                                      ----------    ----------
    Gross profit                                         199,473       133,671

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             386,332       470,836
                                                      ----------    ----------
    Operating loss                                      (186,859)     (337,165)

OTHER INCOME (EXPENSE):
Miscellaneous                                                 91            71
Interest income                                            1,745             1
Interest expense                                         (37,970)      (10,758)
                                                      ----------    ----------
    Net other expense                                    (36,134)      (10,686)
                                                      ----------    ----------

LOSS BEFORE INCOME TAX EXPENSE                          (222,993)     (347,851)

PROVISION FOR INCOME TAXES                                  (800)         (800)
                                                      ----------    ----------

LOSS BEFORE EXTRAORDINARY ITEM                          (223,793)     (348,651)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                   283,124             -
                                                      ----------    ----------

NET INCOME (LOSS)                                     $   59,331     ($348,651)
                                                      ----------    ----------
                                                      ----------    ----------

EARNINGS PER SHARE:
Loss before extraordinary item                            ($0.02)       ($0.06)
Extraordinary gain-forgiveness of debt                      0.03             -
                                                      ----------    ----------
Net income (loss) per common and common
    equivalent share                                  $     0.01        ($0.06)
                                                      ----------    ----------
                                                      ----------    ----------

WEIGHTED AVERAGE OUTSTANDING COMMON
    AND COMMON EQUIVALENT SHARES                       9,898,663     5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                            1997         1996
                                                            ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  59,331     ($348,651)

Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                          7,930        19,552
    Accretion of discount                                  3,500             -
    Change in allowance for doubtful accounts                  -        12,969
    Gain on forgiveness of debt                         (283,124)            -
    Compensation expense recorded in connection
      with options                                         4,250             -

    Net change in operating assets and liabilities:
       Accounts receivable                              (109,101)      318,404
       Inventories                                      (368,467)       71,382
       Prepaid expenses                                  (13,194)      (28,067)
       Other assets                                       10,487         9,687
       Accounts payable and accrued expenses             (27,379)       61,841
       Accrued royalties                                       -       120,136
       Deferred revenue                                        -       (18,299)
                                                       ---------     ---------

       Net cash (used in) provided by
         operating activities                           (715,767)       18,954

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit               100,000      (233,608)
Payments on notes payable, net of disount                (52,935)     (117,773)
Proceeds from notes payable                              225,000        50,000
Proceeds from issuance of subordinated
  convertible debenture                                  125,000             -
Proceeds from issuance of common stock                   125,000             -
                                                       ---------     ---------

       Net cash provided by (used in) financing
         activities                                      522,065      (301,381)
                                                       ---------     ---------

NET DECREASE IN CASH                                    (193,702)      (82,427)


CASH and cash equivalents, beginning of period           276,012        96,927
                                                       ---------     ---------

CASH and cash equivalents, end of period               $  82,310     $  14,500
                                                       ---------     ---------
                                                       ---------     ---------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 1997 and March 31, 1996
--------------------------------------------------------------------------------


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

RESULTS OF OPERATIONS

    Net sales for the three months ended March 31, 1997 were $431,000 compared to $396,000 for the comparable period in 1996, an increase of $35,000 or 9%.
The increased sales volume was attributable, due in small part to a decrease in the sales price of certain older inventory and in remaining part to the Company's re-focused business strategy. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company intends to modify its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image.
The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

    Cost of sales decreased from $262,000 for the three months ended March 31, 1996 to $231,000 for the comparable period in 1997, a decrease of $31,000 or 12%. The gross profit margin increased from 34% for the three months ended March 31, 1996 to 46% for the comparable period in 1997. This increase in gross margins resulted from higher margins on certain product lines which represented a higher percentage of the sales mix for the three months ended March 31, 1997 as compared to the same period in 1996. The product lines receiving renewed marketing emphasis represent the lines accounting for a higher percentage of the sales mix. These lines have traditionally enjoyed the highest margins, which is one of the reasons the renewed marketing efforts are emphasizing these lines.

    Selling, general and administrative costs were $386,000 for the three months ended March 31, 1997 compared to $471,000 for the comparable period in 1996, a decrease of $85,000 or 18%. The decrease resulted primarily from reductions in the following expenses for the three months ended March 31, 1997 as compared to the same period in 1996 respectively: lower sales and marketing expenses ($169,000 as compared to $201,000), mainly consisting of royalties and sales commissions; a decrease in finance and administrative expenses ($33,000 as compared to $82,000), mainly consisting of insurance, printing expense, courier cost, office expense, and telephone expense; a decrease in staff costs ($124,000 as compared to $139,000), mainly consisting of salaries, medical insurance, and workers compensation insurance; a decrease in bad debt provision ($0 as compared to $13,000). These decreases were offset by an increase in professional costs ($53,000 as compared to $26,000), mainly consisting of consulting, accounting, and legal expenses. The decrease in selling, general and administrative costs for the three months ended March 31, 1997 as compared to the same period in 1996 resulted from the Company's continuing efforts to cut operating expenses.

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

    The Company's inventory increased substantially from $348,640 at December 31, 1996 to $717,107 at March 31, 1997 as a result of the Company having sufficient working capital to fund operations and fill order backlogs for spring deliveries.

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

    The Financing has resulted in the infusion of $2,250,000 as of the date of this filing. Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The Company's management believes that the proceeds provided by the Financing and through the loan will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

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


                             RENAISSANCE GOLF PRODUCTS, INC.


Date:    May 15, 1997             By:  \s\KENNETH W. CRAIG
         ------------                  -----------------------------------
                                       Kenneth W. Craig
                                       President and Chief Executive Officer

Date:    May 15, 1997             By:  \s\MONT E. WARREN
         ------------                  -----------------------------------
                                       Mont E. Warren
                                       Chief Financial Officer
                                       (Principal Accounting Officer)