Form 10KSB40/A
period 1996-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1997-09-23
CIK 912592

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549

                                ---------------------

                                   FORM 10-KSB/A
                                  AMENDMENT NO. 2

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

10.28 Non-qualified Stock Option Agreement for Granite Hollow Insurance Agency

23.1  Independent Auditors' Consent - Corbin & Wertz

-------------------
(1)   Filed with the Company's Registration Statement on Form SB-2 dated
      November 12, 1993 and incorporated     by reference.

(2) Filed with the Company's Annual Report on Form 10KSB for the year ended December 31, 1995.

(b)   Reports on Form 8-K.

      None.

                                      SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Huntington Beach, State of California, on the 23rd day of September 1997.




     By:  /s/Ken W. Craig
          ------------------------
          Ken W. Craig, Chief Executive Officer, President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                   TITLE                        DATE

/s/John B. Hewlett       Chairman of the Board            September 23, 1997
-----------------------
John B. Hewlett




/s/Miles T. Doody        Vice Chairman, Director          September 23, 1997
-----------------------
Miles T. Doody




/s/Wade Mitchell         Director                         September 23, 1997
-----------------------
Wade Mitchell




/s/Dennis Crockett       Director                         September 23, 1997
-----------------------
Dennis Crockett



                         Chief Executive Officer,
/s/Ken W. Craig          President, Director              September 23, 1997
-----------------------  (Principal Executive Officer)
Ken W. Craig


                         Vice President, Chief
                         Financial Officer,
/s/Mont E. Warren        (Principal Accounting Officer)   September 23, 1997
-----------------------
Mont E. Warren

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

Management of the Company assesses the impairment of property and equipment by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. During fiscal 1996, management identified the impairment of certain property and equipment which has resulted in a loss of $177,861, which was charged to selling, general and administrative expenses in the accompanying 1996 statement of operations. There was no impairment of property and equipment identified during fiscal 1995.

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