Form 10QSB/A
period 1997-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 1997-09-23
CIK 912592

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-QSB/A
                                AMENDMENT NO. 1


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

                             RESULTS OF OPERATIONS


     Net sales for the six months ended June 30, 1997 were $2,773,000 compared to $1,206,000 for the comparable period in 1996, an increase of $1,567,000 or 129.9%. Net sales for the three months ended June 30, 1997 were $2,342,000 compared to $810,000 for the comparable period in 1996, an increase of $1,532,000 or 189.1%. The increase in net sales for the three months ended June 30, 1997 as compared to the same period in 1996 is attributable solely to an increase in volume of products sold. Prices for this period have remained relatively unchanged. These increases are attributable to the Company's re-focused business strategy. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis and their intended order of attention by the Company are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company has begun modifying its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.


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


     For the three months ended June 30, 1997, the Company, in order to correctly state liabilities, reversed $75,000 of previously over-accrued liabilities related to trade debt. The Company's interest expense increased from $24,000 for the six months ended June 30, 1996 to $109,000 for the comparable period in 1997 and increased from $14,000 for the three months ended June 30, 1996 to $71,000 for the comparable period in 1997. The increase in interest expense resulted from an increase in interest bearing debt incurred to fund increased sales during 1997.

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

     The Company's inventory increased substantially from $349,000 at December 31, 1996 to $855,000 at June 30, 1997 as a result of the Company having sufficient working capital from newly invested capital and borrowed funds to fund operations and meet inventory purchase requirements. For the three months ended June 30,1997, the backlog for spring deliveries referred to in the 10QSB for the period ended March 31, 1997 has been filled. The additional increase in inventory from $717,000 at March 31, 1997 to $855,00 at June 30, 1997 is related to the Company managing more adequate inventory levels to deliver current and anticipated customer orders.

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

Date:  September 23, 1997             By:  /s/ KENNETH W. CRAIG
      --------------------              --------------------------------------
                                          Kenneth W. Craig
                                          President and Chief Executive Officer

Date:  September 23, 1997             By:  /s/ MONT E. WARREN
      --------------------              --------------------------------------
                                          Mont E. Warren
                                          Chief Financial Officer
                                          (Principal Accounting Officer)