Form 10QSB
period 1997-09-30
RENAISSANCE GOLF PRODUCTS INC
filed 1997-11-19
CIK 912592

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

                 For the quarterly period ended September 30, 1997

                                         OR

(   )           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


              For the transition period from           to
                                             ---------    ---------

                        Commission File Number  1-12532


                        RENAISSANCE GOLF PRODUCTS, INC.
    (Exact name of small business issuer as specified in its charter)


              DELAWARE                                   86-0664849

    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             5812 MACHINE DRIVE, HUNTINGTON BEACH, CALIFORNIA  92649
                    (Address of Principal Executive Offices)

                              (714)  897-8213
                       (Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

As of September 30, 1997, the registrant had 11,586,250 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one);
Yes      No  X
    ---     ---

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         RENAISSANCE GOLF PRODUCTS, INC.

                                 TABLE OF CONTENTS

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                                     PAGE

PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of September 30, 1997                                 1
and December 31, 1996

Statements of Operations for the nine months                            2
ended September 30, 1997 and 1996

Statements of Operations for the three months                           3
ended September 30, 1997 and 1996

Statements of Cash Flows for the nine months                            4
ended September 30, 1997 and 1996

Notes to Financial Statements                                           5

Item 2. Management's Discussion and Analysis of                         7
Financial Condition and Results of Operations


PART II. OTHER INFORMATION                                             11

SIGNATURES                                                             12

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   PART I
                           FINANCIAL INFORMATION

                       ITEM 1.  FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                         1997           1996
                                                     -------------  ------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                $83,073      $276,012
Accounts receivable, net                                 844,444       142,539
Inventories, net                                       1,404,726       348,640
Prepaid expenses                                          15,691        10,315
                                                     -------------  ------------
    Total current assets                               2,347,934       777,506

PROPERTY AND EQUIPMENT, net                               42,973        49,207
OTHER ASSETS                                              22,506        21,143
                                                     -------------  ------------
       Total assets                                   $2,413,413      $847,856
                                                     -------------  ------------
                                                     -------------  ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt                              -       $52,935
Accounts payable                                         535,722       321,294
Accrued liabilities                                      164,682       453,332
Accrued royalties                                        118,355       184,146
Deferred revenue                                               -       267,723
Line of credit                                           200,000             -
Notes payable                                          1,115,796             -
                                                     -------------  ------------
    Total current liabilities                          2,134,555     1,279,430
                                                     -------------  ------------
Notes Payable, less current portion                    1,390,700       920,500
                                                     -------------  ------------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 150,000 shares
    authorized;  250 issued and outstanding                    3             3
Common stock, $.001 par value,  20,000,000 shares
    authorized;  11,586,250 issued and outstanding        11,586         5,461
Common stock subscribed, 3,812,500 shares                      -       762,500
Additional paid-in capital                            12,988,566    11,758,741
Accumulated deficit                                  (14,111,997)  (13,878,779)
                                                     -------------  ------------
    Total stockholders' deficit                       (1,111,842)   (1,352,074)
                                                     -------------  ------------

       Total liabilities and stockholders' deficit    $2,413,413      $847,856
                                                     -------------  ------------
                                                     -------------  ------------

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                          1997          1996
                                                     -------------  ------------

NET SALES                                             $3,726,186    $1,381,029
COST OF SALES                                          2,749,324     1,004,007
                                                     -------------  ------------
    Gross profit                                         976,862       377,022

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                           1,446,955     1,232,975
                                                     -------------  ------------
    Operating loss                                      (470,093)     (855,953)

OTHER INCOME (EXPENSE):
Miscellaneous                                             94,134         1,154
Interest income                                            4,175           111
Interest expense                                        (178,862)      (30,381)
                                                     -------------  ------------
    Net other expense                                    (80,553)      (29,116)
                                                     -------------  ------------

LOSS BEFORE INCOME TAX EXPENSE                          (550,646)     (885,069)

PROVISION FOR INCOME TAXES                                  (800)         (800)
                                                     -------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (551,446)     (885,869)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                   318,228             -
                                                     -------------  ------------

NET INCOME (LOSS)                                      ($233,218)    ($885,869)
                                                     -------------  ------------
                                                     -------------  ------------

EARNINGS PER SHARE:
Loss before extraordinary item                            ($0.05)       ($0.16)
Extraordinary gain-forgiveness of debt                      0.03             -
                                                     -------------  ------------
Net income (loss) per common and common
    equivalent share                                      ($0.02)       ($0.16)
                                                     -------------  ------------
                                                     -------------  ------------

WEIGHTED AVERAGE OUTSTANDING COMMON
    AND COMMON EQUIVALENT SHARES                      11,586,250     5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                                          1997          1996
                                                      ----------     ---------
NET SALES                                              $ 953,342     $ 174,871
COST OF SALES                                            702,924       141,712
                                                      ----------     ---------
    Gross profit                                         250,418        33,159

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                             510,608       347,526
                                                      ----------     ---------
    Operating loss                                      (260,190)     (314,367)

OTHER INCOME (EXPENSE):
Miscellaneous                                             18,938         1,083
Interest income                                              620            34
Interest expense                                         (70,043)       (5,969)
                                                      ----------     ---------
    Net other expense                                    (50,485)       (4,852)
                                                      ----------     ---------
LOSS BEFORE INCOME TAX EXPENSE                          (310,675)     (319,219)

PROVISION FOR INCOME TAXES                                     0             0
                                                      ----------     ---------
LOSS BEFORE EXTRAORDINARY ITEM                          (310,675)     (319,219)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                         0             0
                                                      ----------     ---------
NET INCOME (LOSS)                                      ($310,675)    ($319,219)
                                                      ----------     ---------
                                                      ----------     ---------
EARNINGS PER SHARE:
Loss before extraordinary item                            ($0.03)       ($0.06)
Extraordinary gain-forgiveness of debt                      0.00          0.00
                                                      ----------     ---------
Net income (loss) per common and common
    equivalent share                                      ($0.03)       ($0.06)
                                                      ----------     ---------
                                                      ----------     ---------
WEIGHTED AVERAGE OUTSTANDING COMMON
    AND COMMON EQUIVALENT SHARES                      11,586,250     5,461,163

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
------------------------------------------------------------------------------
------------------------------------------------------------------------------


                                                         1997           1996
                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               ($233,218)    ($885,869)

Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                         21,213        58,725
    Accretion of discount                                  7,700             -
    Change in allowance for doubtful accounts             40,295        37,103
    Gain on forgiveness of debt                         (318,228)            -
    Non-cash reduction in accrued liabilities            (94,694)            -
    Compensation expense recorded in connection
      with options                                        10,950             -

    Net change in operating assets and liabilities:
       Accounts receivable                              (742,200)      538,987
       Inventories                                    (1,056,086)      202,451
       Prepaid expenses                                   (5,376)      (29,911)
       Other assets                                       (1,363)        9,787
       Accounts payable and accrued expenses             338,700       (64,451)
       Accrued royalties                                 (65,791)      349,236
       Deferred revenue                                 (267,723)       46,095
                                                      ----------     ---------
         Net cash (used in) provided by operating
           activities                                 (2,365,821)      262,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                       (14,979)          (54)
                                                      ----------     ---------
         Net cash used in investing activities           (14,979)          (54)


CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in lines of credit               200,000      (287,901)
Payments on notes payable, net of discount            (1,457,159)     (121,125)
Proceeds from notes payable                            2,520,020        50,000
Proceeds from issuance of subordinated convertible
  debentures                                             462,500             -
Proceeds from issuance of common stock                   462,500             -
                                                      ----------     ---------
         Net cash used in financing activities         2,187,861      (359,026)
                                                      ----------     ---------
NET DECREASE IN CASH                                    (192,939)      (96,927)


CASH and cash equivalents, beginning of period           276,012        96,927
                                                      ----------     ---------
CASH and cash equivalents, end of period                 $83,073             -
                                                      ----------     ---------
                                                      ----------     ---------

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months and three months ended September 30, 1997 and September 30, 1996
_________________________________________________________________________

1.   BASIS OF PRESENTATION

     The financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1996 as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

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

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, EARNINGS PER SHARE ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect on the Company of adopting SFAS 128 has not yet been determined.

2.   FINANCING

     In October 1996, the Company, offered for sale in a private offering (the "Financing") up to a maximum of 100 units at an issue price of $25,000 per unit (the "Units"), each Unit consisting of (i) a Convertible Subordinated Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on June 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points (the "Debenture"); and (ii) 62,500 shares of Common Stock, par value $.001 (the "Unit Shares"), at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days. The Financing has resulted in the infusion of $2,500,000 to the Company.

     In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with a letter of credit established in accordance with the Fila Sport License Agreement the Company holds from Fila Sport S.p.A. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is personally guaranteed by the Chairman of the Board of Directors. The line of credit secures the letter of credit. The line of credit and letter of credit expire January 31, 1998. As of September 30, 1997, $200,000 had been drawn down on the line of credit.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which made available to the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note was adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and was to expire December 31, 1997. Amounts outstanding under the Agreement were collateralized by the Company's inventory and open customer purchase orders. As of September 30, 1997, the Company had borrowed $386,000 on this revolving promissory note. In October 1997, the Company borrowed an additional $435,000 on this revolving promissory note. The outstanding balance on the note was paid in full together with interest and fees in October 1997.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on May 9, 1997 to provide the Company $1,078,000. The promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and involved a loan origination fee of $5,390. The outstanding balance on the note was paid in full together with interest and fees in June 1997.

     Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997. In May 1997, the Company again borrowed $225,000 from this stockholder at an interest rate of 1% per month. The promissory note executed pursuant to this agreement bears an interest rate of 1% which is payable monthly and expires December 31, 1997.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on August 5, 1997 to provide the Company $505,000. The promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and involved a loan origination fee of $2,525. As of September 30, 1997, the Company had borrowed $505,000 on this revolving promissory note. The outstanding balance on the note was paid in full together with interest and fees in October 1997.

     Subsequent to the period of this interim report, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of October 31, 1997, the Company had borrowed $1,764,000 on this revolving promissory note.

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

                          RESULTS OF OPERATIONS

     Net sales for the nine months ended September 30, 1997 were $3,726,000 compared to $1,381,000 for the comparable period in 1996, an increase of $2,345,000 or 169.8%. Net sales for the three months ended September 30, 1997 were $953,000 compared to $175,000 for the comparable period in 1996, an increase of $778,000 or 444.6%. These increases are attributable to the Company's re-focused business strategy and improved working capital. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The areas of renewed marketing emphasis are as follows (i) golf bags and accessories generally; (ii) ladies bags, clubs and accessories; (iii) men's clubs and accessories; and (iv) junior's bags, clubs and accessories. Although the Company has begun modifying its marketing emphasis, it will continue with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

     Cost of sales increased from $1,004,000 for the nine months ended September 30, 1996 to $2,749,000 for the comparable period in 1997, an increase of $1,745,000 or 173.8%. Cost of sales increased from $142,000 for the three months ended September 30, 1996 to $703,000 for the comparable period in 1997, an increase of $561,000 or 395.1%. The gross profit margin decreased from 27.3% for the nine months ended September 30, 1996 to 26.2% for the comparable period in 1997. The gross profit margin increased from 18.9% for the three months ended September 30, 1996 to 26.3% for the comparable period in 1997. This increase for the three months ended September 30, 1997 is due primarily to higher margins on larger sales volumes as compared to the same period in 1996.

     Selling, general and administrative costs were $1,447,000 during the nine months ended September 30, 1997 compared to $1,233,000 for the comparable period in 1996, an increase of $214,000 or 17.4%. Selling, general and administrative costs were $511,000 during the three months ended September 30, 1997 compared to $348,000 for the comparable period in 1996, an increase of $163,000 or 46.8%. The net increase in selling, general and administrative costs is comprised of increases and decreases in certain categories as follows; an increase in sales and marketing expenses ($714,000 for the first nine months of 1997 as compared to $348,000 for the same period in 1996 and $219,000 for the three months ended September 30, 1997 as compared to $142,000 for the same period in 1996), mainly consisting of advertising, demo program, sales promotion, and sales commissions; a decrease in administrative expenses ($120,000 for the first nine months of 1997 as compared to $235,000 for the same period in 1996 and $48,000 for the three months ended September 30, 1997 as compared to $67,000 for the same period in 1996), mainly consisting of insurance, office expense, and telephone expenses; an increase in staff costs ($369,000 for the first nine months of 1997 as compared to $362,000 for the same period in 1996 and $129,000 for the three months ended June 30 ,1997 as compared to $109,000 for the same period in 1996); an increase in professional costs ($176,000 for the first nine months of 1997 as compared to $61,000 for the same period in 1996 and $76,000 for the three months ended June 30 ,1997 as compared to $18,000 for the same period in 1996), mainly consisting of consulting and legal expenses.

     The Company's interest expense increased from $30,000 for the nine months ended September 30, 1996 to $179,000 for the comparable period in 1997 and increased from $6,000 for the three months ended September 30, 1996 to $70,000 for the comparable period in 1997. The increase in interest expense resulted from an increase in interest bearing debt incurred to fund increased sales during 1997.

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

     The Company experienced a net loss of $233,000 for the nine months ended September 30, 1997 compared to a net loss of $886,000 for the comparable period in 1996, a decrease in losses of $653,000. The Company experienced a net loss of $311,000 for the three months ended September 30, 1997 compared to a net loss of $319,000 for the same period in 1996, a decrease in losses of $8,000.

     The Company's inventory increased substantially from $349,000 at December 31, 1996 to $1,405,000 at September 30, 1997 as a result of the Company having sufficient working capital from newly invested capital and borrowed funds to fund operations and meet inventory purchase requirements.

                      LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

     Net cash used in operating activities for the nine months ended September 30, 1997 was $2,366,000 and net cash provided by operating activities for the same period in 1996 was $262,000. Working capital at September 30, 1997 was $213,000 compared to a deficit of $502,000 at December 31, 1996. Cash and cash equivalents at September 30, 1997 were $83,000 compared to $276,000 at December 31, 1996. Inventories, net of reserves at September 30, 1997 were $1,405,000 compared to $349,000 at December 31, 1996, an increase of $1,056,000. Also, accounts receivable increased $742,000 from $143,000 at December 31, 1996 to $844,000 at September 30, 1997. Notes payable for $2,506,000 were outstanding at September 30, 1997 compared to $973,000 at December 31, 1996. Accounts payable and accrued liabilities increased by $339,000 from December 31, 1996 to September 30, 1997. Accrued royalties decreased by $66,000 from December 31, 1996 to September 30, 1997. Royalties due and payable pursuant to the license agreement with Fila Sport for the first, second, and third quarter of 1997 were paid prior to the end of each quarter respectively.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     In October 1996, the Company, through the Financing, offered up to a maximum of 100 Units at an issue price of $25,000 per Unit, each Unit consisting of (i) a Convertible Subordinated Debenture due November 1, 2001 in the principal amount of $12,500 bearing interest, payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 1997, at the rate of 10% per annum for the first 24 months and bearing interest thereafter at the prime rate charged by the Company's bank plus four points; and (ii) 62,500 Unit Shares at a price of $.20 per share for a total of $12,500 for the Unit Shares. The Debenture is convertible at any time from issuance prior to maturity at the rate of $.50 per share and is redeemable by the Company at any time after the closing price of the Company's Common Stock equals or exceeds $1.50 per share for 20 consecutive trading days.

     The Financing has resulted in the infusion of $2,500,000 to the Company. Financing has permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain loans various sources. The Company's management believes that the proceeds provided by the Financing and through the loans will permit the Company to experience a positive cash flow sufficient to purchase inventory and increase sales. As a result, management believes the capital infusion and the increased sales levels will provide working capital sufficient for the Company to continue operations for the next year; although, additional capital will be needed to implement all of management's marketing strategies over time.

     Throughout the Company's operating history, net losses have caused significant cash flow problems, particularly during the last two years. At December 31, 1994, the Company had cash and cash equivalents of $1,060,380. At December 31, 1995 and December 31, 1996, the Company's available cash and equivalents totaled $96,927 and $276,012 respectively. Although the proceeds of the Financing, the loans, and cash flow from operations are anticipated to be sufficient for operations well into 1997, the Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through the infusion of capital from the Financing, the loans, and operations and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

     In January 1997, the Company entered into a line of credit agreement with a bank in which the Company can borrow up to $400,000 in connection with a letter of credit established in accordance with the Fila Sport License Agreement. The line bears interest at the bank's prime rate plus 1.5% and is collateralized by essentially all of the Company's assets and is personally guaranteed by the Chairman of the Board of Directors. The line of credit is secured by the letter of credit. The line of credit and letter of credit expire January 31, 1998. As of September 30, 1997, $200,000 had been drawn down on the line of credit.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on March 31, 1997 which provided the Company up to the maximum aggregate principal amount of the lesser of $1,000,000, and 50% of the aggregate of all open customer purchase orders. The amount outstanding on the loan and revolving promissory note was adjusted upward or downward on a monthly basis, throughout the term of the note, based on total open customer purchase orders. The revolving promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and was to expire December 31, 1997. Amounts outstanding under the Agreement were collateralized by the Company's inventory and open customer purchase orders. As of September 30, 1997, the Company had borrowed $386,000 on this revolving promissory note. In October 1997, the Company borrowed an additional $435,000 on this revolving promissory note. The outstanding balance on the note was paid in full together with interest and fees in October 1997.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on May 9, 1997 to provide the Company $1,078,000. The promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and involved a loan origination fee of $5,390. The outstanding balance on the note was paid in full together with interest and fees in June 1997.

     Effective March 21, 1997, the Company borrowed $225,000 from a stockholder. The borrowing was paid in full plus interest at a rate of 1% per month in April 1997. In May 1997, the Company again borrowed $225,000 from this stockholder at an interest rate of 1% per month. The promissory note executed pursuant to this agreement bears an interest rate of 1% which is payable monthly and expires December 31, 1997.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on August 5, 1997 to provide the Company $505,000. The promissory note executed pursuant to this agreement bore interest at the rate of 12% per annum and involved a loan origination fee of $2,525. As of September 30, 1997, the Company had borrowed $505,000 on this revolving promissory note. The outstanding balance on the note was paid in full together with interest and fees in October 1997.

     Subsequent to the period of this interim report, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase

400,000 shares of the Company's common stock were issued which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and
which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of October 31, 1997, the Company had borrowed $1,764,000 on this revolving promissory note.

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

                              RENAISSANCE GOLF PRODUCTS, INC.


Date:  November 19, 1997      By:  \s\ KENNETH W. CRAIG
       -----------------          -------------------------------------
                                  Kenneth W. Craig
                                  President and Chief Executive Officer

Date:  November 19, 1997      By:  \s\ MONT E. WARREN
       -----------------          -------------------------------------
                                  Mont E. Warren
                                  Chief Financial Officer
                                  (Principal Accounting Officer)