Form 10KSB
period 1997-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1998-04-16
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

        _______________________________________________________________
                                  FORM 10-KSB
(Mark One)

(X)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934  [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                       OR

()       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                 For transition period from ___________ to ____________

                         Commission File Number 1-12532

                        RENAISSANCE GOLF PRODUCTS, INC.
                 (Name of Small Business issuer in its charter)

                DELAWARE                                 86-0664849
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


   12187 SOUTH BUSINESS PARK DRIVE, SUITE 100,
                   Draper, Utah                                 84020
     (Address of Principal Executive Office)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (801) 501-0200

                               _________________

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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes X    No ___
                      ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. X
            ---

                                    PART I

  All statements, other than statements of historical fact, included in this Form 10-KSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Renaissance Golf Products, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-KSB and the Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such forward-looking statements. Therefore, readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 1.  BUSINESS

Overview

  The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa (the "Licensed Territory") utilizing the Fila trademark and logo under license from Fila Sport S.p.A. of Biella, Italy ("Fila Sport"), a subsidiary of Fila Holding, S.p.A. The Fila brand name is recognized worldwide and is associated with high-quality, high-performance products with a high-fashion design concept. Fila Sport has cultivated this image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila trademark. The Company believes that the technical and design specifications of its products support the high-quality, high-performance, high-fashion concept fostered by Fila Sport.

  The Company's products include golf clubs, bags, balls, gloves, head wear, headcovers, travel covers, umbrellas, and towels. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company. Other golf products are manufactured by suppliers and distributed by the Company. The Company's products, distinguished by their appearance and quality of workmanship, command premium prices but are competitive in price with other premium-quality golf products. The Company has the exclusive right to market golf products bearing the Fila trademark in the Licensed Territory with the exception of head wear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

  The Company has also recently acquired the assets of two companies; The Ball Marketing Company LLC. ("BMC"), and the World Golf Federation ("WGF"). With the acquisition of BMC and WGF, the Company intends to launch into the golf ball and golf tour markets. Through the business acquired from WGF, the Company will market and conduct golf tour events throughout the country. WGF has developed a handicapping system for golf which assists in leveling the playing field for golfers of all handicaps. WGF, now knows as the "Fila World Golf Tour," is dedicated to fostering honesty and integrity within the game of golf. Marketing of golf tour events occurs principally through word-of-mouth. Participants invite friends and golfing acquaintances to participate in tour events. Individuals pay monthly dues which entitle them to play in tour events. As tour participants bring in other players, such participants become entitled to receive a distributor's commission for new tour registrants. Each tour event utilizes the Company's proprietary handicapping system to determine event winners who receive cash, prizes, or both.

  In conjunction with the Fila World Golf Tour, the Company, through the acquisition of BMC's assets, is positioned to market golf balls at its tour events. The line of "World Tour" golf balls are USGA approved and available exclusively through the Company. Network marketing provides the primary means of distribution for the World Tour balls. Interested individuals are encouraged to become independent distributors of the golf balls. The Company provides a number of programs whereby participants can subscribe to receive golf balls each month on an auto-ship basis. The Company believes the businesses of BMC and WGF can be effectively combined to create a novel marketing vehicle in the golfing industry to increase golf tournament participation and to distribute golf balls and other golfing products.

  The Company was originally incorporated in Arizona in July 1990 and commenced sales in January 1991. In September 1993, the Company was reincorporated in Delaware. In November 1993, the Company completed an initial public offering (the "Offering") of 1,400,000 shares of its Common Stock and 1,400,000 Class A Common Stock Purchase Warrants ("Class A Warrants"). See "Description of Securities." The Company's Common Stock and Class A Warrants were included on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap market until November 1995 when the Company failed to meet minimum requirements to remain on NASDAQ. Since November 1995, the Company's securities have been traded on the OTC Electronic Bulletin Board under the symbols "FGLF" and "FGLF-W," respectively.

  In October 1996, the Company, through a private placement (the "Financing"), offered up to a maximum of 100 "Units" at an issue price of $25,000 per Unit, each Unit consisted of a convertible Debenture; and 15,625 Unit Shares at a price of $.80 per share for a total of $12,500 for the Unit Shares. The Unit Shares were ultimately subject to a 4:1 reverse stock split ("Reverse Split"), approved by the stockholders at the annual meeting of stockholders held on October 24, 1997 and effectuated on November 12, 1997. The Debentures were ultimately converted pursuant to their conversion provision on December 15, 1997 at the rate of $.50 per share after the closing price of the Company's Common Stock exceeded $1.50 per share for 20 consecutive trading days.

  In conjunction with the Financing, the Company experienced a change of control which included the Company appointing a new Chairman of the Board, and the Board of Directors acting to fill two vacancies created by the resignations of Michael
B. Orr and J. Arthur Wright, and two other existing vacancies, by electing John
B. Hewlett, Kenneth W. Craig, Dennis L. Crockett, and Wade M. Mitchell as Directors to serve until the 1997 annual meeting of stockholders. All of these appointed Directors were re-elected at the October 1997 stockholders meeting. John B. Hewlett, who was primarily responsible for bringing the new capital into the Company through the Financing, provided a $400,000 line of credit to secure future minimum royalties to Fila Sport, and personally guaranteed a $1,000,000 revolving loan agreement and subsequently a $5,000,000 revolving loan agreement, obtained to provide working capital for the Company was appointed as the Chairman of the Board of Directors.

  Mr. Hewlett, who maintains his principal place of business at 2919 East Granite Hollow Street, Sandy, Utah 84092, is President of Hewlett Financial Corporation which engages primarily in strategic asset, insurance, and tax planning for individuals and businesses.

  All 100 Units offered through the Financing were subscribed, which resulted in a capital investment to the Company of nearly $2,500,000. The change of control facilitated attracting new investors and securing new lines of credit totaling an additional $1,900,000. This $4,400,000 increase in capital available to the Company through mid-1997 enabled the Company to continue operations. At the time of the Financing, the Company was insolvent, struggling to remain viable, and had severely decreasing sales due to a lack of working capital. All of the new capital invested in the Company resulted directly and indirectly from the personal efforts of Mr. Hewlett, the new members of the Board of Directors, and the contacts of Mr. Hewlett's affiliated companies. If capital had not been raised from the outside investors, the Company would likely have been forced to discontinue operations and liquidate its remaining assets.

  Before pursuing the Financing, the Board considered various options to keep the Company operating, including the possibility of private and public financings; however, the previous Board was unsuccessful in its attempts to raise capital due to the poor financial condition of the Company. The

Company received limited financing from Mr. Doody, the Chief Executive Officer at the time, but was able to obtain only small amounts of capital for short-term purposes.

  Recognizing the limitations on the Company's ability to raise capital through a public or private financing because of the Company insolvency and the pending termination of the Company's license agreement with Fila Sport, the Company's Board of Directors determined it would explore financing alternatives to restore the Company to viability before winding down its operations. After nearly one year of unsuccessful searching for new funding for the Company, the Board was introduced to John B. Hewlett by the Secretary of the Company, Bruce H. Haglund. After the introduction, Mr. Hewlett evaluated the Company's financial condition and requirements, including the conditions to reinstate the license agreement with Fila Sport, and proposed the structure of the Financing for Board approval. The percentage of ownership required by Mr. Hewlett for an offering to new investors, post-Financing and post-Reverse Split, were determined through negotiations with Mr. Hewlett and the Board. In the negotiations, the parties agreed on the percentages for existing stockholders, post-Financing, while providing sufficient ownership for potential investors to attract their investment into the insolvent Company which needed to immediately repay past due royalties to Fila Sport to continue its business.

  The change of control which occurred as part of the Financing upon Board approval, provided the investors introduced to the Company by Mr. Hewlett with the level of confidence in management necessary to secure new investment proceeds. The reconstituted Board planned to decrease the number of outstanding shares and thereby increase the Company's stock price as part of a long-term plan to qualify the Company's stock for trading on the Nasdaq Small Cap Market, one criterion of which requires a minimum bid price of $4.00 per share. In order to increase the bid price, the Board resolved to propose the 4:1 Reverse Split after the additional investment brought in through the Financing was in place.

  A bid price of $4.00 per share is only one of the entry standards the Company must meet in order to regain the right to have its stock traded on the Nasdaq Small Cap Market. The Company will also need to meet other entry standards to have its stock listed on the Small Cap Market, including having (i) 300 stockholders, (ii) three market makers, (iii) $4,000,000 in net tangible assets, or a $50,000,000 market capitalization, or $750,000 in net income, (iv) a Public Float of at least 1,000,000 shares having a market value of at least $5,000,000, and (v) at least a one-year operating history or a $50,000,000 market capitalization. The 4:1 Reverse Split approved by the stockholders and effectuated in November 1997, has served to help increase the stock price bid to the $4.00 per share range in recent trading.

  Since the time of the Financing, the Company has entered into a series of Loan and Credit Agreements with the AKA Charitable Remainder Unitrust #1. The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company was not in compliance with one condition of the Loan and Credit Agreement on December 31, 1997 by having drawn on the credit line beyond 80% of the Company's current assets. In the event the Company is not able to comply with this condition within 10 days of receiving written notice from the Lender, the maturity date on the borrowings could be accelerated. Such acceleration could have a materially adverse effect on the Company's operations. The Company have not received written notice and believes it could comply upon receipt of such notice.


  In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. The Company intends to close the offering at the end of April 1998. To date a total of approximately 430,000 units have been subscribed for a total of $1,300,000 raised. Through the private placement the Company offered for sale up to a maximum of 550,000 units, with an over-allotment of 250,000 units, each unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per unit. The Company offered a minimum of 5,000 units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the

Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

  During April 1998, the Company extended an offer to the holders of the Company's Class A Warrants (the "Warrants") to modify the terms of such warrants. The Company issued 1,400,000 Warrants in connection with its initial public offering in November 1993. The initial exercise price of $6.50 per share and the number of Warrants were subject to adjustment on certain events, including stock splits and the issuance of securities by the Company at prices less than the exercise price. Based on required adjustments, the exercise price at December 31, 1997 and the date of this report were $10.62 and $9.68, respectively. The adjusted number of Warrants outstanding at December 31, 1997 and the date of the report were 852,060 and 941,843, respectively.

  The Warrants are also redeemable by the Company for $.01 per Warrant if the Company's Common Stock trades at a price in excess of $9.00 for 10-consecutive trading days, subject to the holders' rights to exercise their Warrants during the 10-day period following the redemption notice.

  The Company's offer to modify the terms of the Warrants included an agreement to reduce the exercise price of the Warrants from $9.61 to $5.50 per share and waive the adjustments of the number of Warrants on the condition that the Warrant holders agree to reduce the redemption price from $9.00 to $7.00 and waive further price adjustments. The November 15, 1988 expiration date has not been changed.

  In conjunction with the change of control and recent financing activities, the Company moved its offices from Huntington Beach, California, to 12187 South Business Park Drive, Suite 100, Draper, Utah 84020, during the first quarter of 1998. The move has enabled the corporate and warehousing offices to be consolidated in proximity to the Directors and Officers of the Company.

BUSINESS STRATEGY

  In 1996, the Company was unable to fill orders because of a lack of working capital. With the infusion of capital as a result of the private placements and loans, the Company was able to secure the Fila License, repay debts, and reposition itself to manufacture its products in 1998 through purchase order financing. During 1997, the Company determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which had been the most consistently productive for the Company and which were the most closely aligned with Fila Sport's interests and marketing emphasis--high-fashion design and value. The areas of renewed marketing emphasis within the golf industry and the order of attention were as follows: (i) golf bags and accessories; (ii) men's bags, clubs, and accessories; (iii) women's clubs and accessories; and
(iv) junior's bags, clubs, and accessories. The Company determined to take its product lines into the mass merchandise channels in addition to the golf specialty shops which were historically the Company's focus.

  During 1997, the Company successfully re-focused it attention on product lines and entered the mass merchandise market. The Company intends to continue its renewed focus while continuing with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image.

  Management of the Company, based on its evaluation of various studies of the golf industry, believes that golfers are individuals whose education and mean annual income are above average, that the number of golfers and golf-related spending is increasing, that a significant portion of the golfing public has sufficient disposable income to be able to afford golf products such as those sold by the Company, and that such individuals are attracted to quality products and brands such as the products sold bearing the Fila trademark. Management of the Company also believes because of the high-fashion image associated with the Fila brand name and the design of the Company's products, the Company is positioned to capture a measurable percentage of the women's market.

  The Company concentrates its business strategy on developing and manufacturing innovative, technically-superior golf equipment and bags identified as premium products by the Fila trademark. The Company markets its product lines through a network of qualified sales representatives and distributors in golf specialty shops and more recently in mass merchandise retail outlets. Some of the elements of the Company's marketing strategy include:

  .Product Innovation. The Company designs and markets golf equipment intended to appeal to both average and skilled golfers by approaching the design function with a focus on (i) the fundamental objectives a particular product is intended to perform; (ii) innovations that enable the equipment to work for the golfer in better accomplishing the tasks for which the equipment is intended; (iii) examination of successful equipment approaches from the past and present; (iv) advances in materials and components that enhance the equipment's performance;
(v) consumer demand for product; (vi) utilizing distinct design criteria for men's and women's products, and (vii) affordability in mass merchandise products.

  .Manufacturing Quality. The Company believes that the best approach to customer service is to deliver a superior product. The Company has experienced minimal returns of its products because of its attention to the manufacture, assembly, and shipment of its products. The Company maintains close working relationships with its suppliers to achieve and maintain the quality of its products by (i) carefully selecting suppliers with whom management has had successful relationships in the past and working closely with new vendors on a limited basis before committing to expanded relationships; (ii) involving the suppliers in the product development process; (iii) periodically inspecting and evaluating the manufacturing process on-site; (iv) developing specialized techniques that help to ensure the efficient utilization of the high-quality raw materials that are used to manufacture the Company's products; and (v) performing extensive testing, inspection, and quality control checks during the manufacturing and assembly process.

  .Utilizing and Promoting the Fila Image. Because of the success of Fila Sport in developing a worldwide, premium brand franchise in its athletic footwear, active sportswear, and leisure and casual wear, the Company was able to have its products immediately identified with a high-quality, high-performance, high-fashion image. Identification with the Fila Sport image has enabled the Company to command the premium prices that management believes the quality of its products justifies. The Company is working to enhance this image by advertising and promoting its products and sponsoring events. The Company believes that it has successfully extended, and will further extend, the Fila brand name into the golf industry and that Fila Sport and the Company continue to foster a closer working relationship to the mutual advantage of both parties.

  .Protection of Proprietary Rights. As the licensee of Fila Sport, the Company aggressively seeks to protect the mutual interests of the Company and Fila Sport in the value of the Fila trademark. The Company believes that its golf club designs, manufacturing processes, and trade names represent valuable intellectual property rights. The Company will seek to protect its proprietary interests in licenses, trademarks, trade secrets, trade dress, patents (if any are obtained), and other intellectual property rights.

  Company management has determined that its recent move into the mass merchandise retail provides the Company with a distribution network that will permit, not only the distribution of golf products, but also general fitness related products. Entry into the general fitness products market will permit the Company to begin moving beyond marketing only products bearing the Fila brand name.

  In an initial effort to distribute general fitness equipment, the Company entered into an exclusive agreement with Stilson & Stilson ("Stilson"), a direct marketing production company, to distribute a product called the "ABDoer" throughout the world. Stilson, which most notably produced programming for the "Healthrider" personal fitness machine, has produced a 22 minute infomercial presenting the ABDoer. Through the agreement with Stilson, the Company will provide direct response order fulfillment and establish retail distribution for the product. Many fitness products have been successfully introduced and sold directly to the market through the airing of infomercials. Retail sales distribution then follows. The Company through its established distribution contacts, has successfully built a fitness distribution network to move the ABDoer into the retail market; although, the date for Stilson's general release of the ABDoer infomercial has not yet been set. Small scale market tests indicate the ABDoer should perform well in the market place; however, the Company can provide no assurance of the widespread release of the infomercial, the level of direct sales, or the level of sales through retail outlets.

  As innovative marketing has become a primary focus of the Company, management has been actively pursuing new marketing avenues and new products. The acquisition of BMC and WGF's assets and businesses represent a new marketing approach being seized upon by the Company. Historically golf balls have been marketed using expensive professional golfer endorsements and industry specific advertising. The businesses of BMC and WGF combined, provide the Company with the opportunity to market tournament play, golf balls, and other products by word-of-mouth through golfers as independent network distributors on and off the golf course. Funds which the Company would typically spend on endorsements and advertising to market products, provide the means for the Company to pay commissions to independent distributors for their marketing efforts while keeping the price of products competitive with highly endorsed and advertised products. The Fila Golf Tour also provides the Company with a cost-effective marketing vehicle to have the Fila name seen on golf courses throughout the country to help raise the awareness of the Fila brand name in the golf industry.

GOLF PRODUCTS

  The Company currently offers a variety of golf products including golf clubs, bags, balls, gloves, head wear, headcovers, travel covers, umbrellas, and towels. All golf products are distinguished by the Fila name and logo, unique styling, innovative design and high-quality workmanship. The Fila brand provides a name the sports industry associates with fashion, high-quality, and active participation. The Company believes this combination appeals to the quality conscious consumer, as well as the golf enthusiast. During 1997, the Company continued to market its professional line through specialty shops and began to market its mass merchandise line through mass retailers.

  The Company has been successful in the past designing fresh and innovative product which has created demand far exceeding the Company's ability to deliver because of a lack of working capital. With the recent capital infusions, the Company anticipates having the ability to meet more of the existing demand for its products.

  .Golf Bags. The Company believes its golf bags complement the current core business and marketing efforts of Fila Sport and are a demand item strongly associated with the fashion and function design concept of Fila Sport. The Company's golf bags are technically innovative and fashion oriented. Golf bag models feature full-length club dividers, fur lined tops, four to seven pocket configurations, deluxe harnesses with padded slings, bottom assist handles, hidden umbrella wells, towel clips, and matching rain hoods.

  The Company will continue to design and manufacture an in-depth line of fashionable yet functional golf bags. The Company's bag line includes a selection from light weight golf bags to cart size golf bags. The 1997 and 1998 models include the following:

          Professional Series:

     Lite Carry and Lite Stand golf bags are offered in five color combinations with a suggested retail price range of $125.00 to $130.00.

     Allegra golf bags for women come in five color combinations and feature fur-lined, graphite-safe top and three full length dividers with a suggested retail price of $155.00.

     Biella Series golf bags for men come in eight color combinations. This series has historically been the Company's best seller and is offered at a suggested retail of $190.00.

     Biella II Series 8 1/2" model features men's and women's styles in cordura and textured nylon fabric, solid core construction, with a hidden valuables pouch. This bag is a modified version of the Biella model with a hidden shoe pocket, a very popular feature of the Company's bags. The suggested retail price is $205.00.

     Renaissance Series bags have a very stylish design featuring a built-in shoe pocket that keeps golf shoes separate from the clothing pocket. This series is offered in seven color combinations for men and five color combinations for women with a suggested retail of $180.00.

     M.D. Series is a men's bag in 720-D nylon fabric offering oversize pockets to keep shoes and clothing separate. The Suggested retail price is $240.00.


          Mass Merchandise Series:

     C Series and Lite Stand golf bags are offered in five color combinations with a suggested retail price range of $78.00 to $128.00.

     Tour Series golf bags for both men and women come in six color combinations with a suggested retail price of $139.00.

     Divider model features men's and women's styles in fade and water resistant polyester fabric, one full-length garment compartment, and one oversized utility pocket. The suggested retail price is $129.00.

     MD Deluxe bags have a very stylish design featuring a solid core construction, a heavy weave cordura fabric, and a built-in shoe pocket that keeps golf shoes separate from the clothing pocket. This series is offered in three color combinations with a suggested retail of $166.00.

     .Clubs Many of the Company's lines of golf clubs include innovations and refinements developed by management and independent equipment designers, from whom the Company obtains licenses. Clubs, priced from $340 to $1,500 for a set of eleven clubs, include the following:

          Professional Series:

     F-2000 Titanium Drivers made with varying degrees of loft are constructed from cast 6AL4V titanium. Three flexes of shafts are available with the drivers and the Four Plus fairway wood.

     Men's Tour Oversize Irons are investment cast 4-31 stainless steel and feature a progressive offset, cavity back radiused sole, and a beveled leading edge. The irons are available in steel and graphite shafts. Retail pricing for irons is $850.00 for steel and $1,120.00 for graphite, and for woods is $240.00 and $375.00 for steel and graphite receptively.

     Men's Avatar Oversize Irons and Woods feature woods made from investment cast 15-5 and 17-4 stainless steel and irons made from investment cast 4-31 stainless steel. The irons are constructed with a modified sole design which promote smooth take-a-ways and greater playability from the fairway and rough. Retail pricing for irons is $480.00 for steel and $680.00 for graphite, and for woods is $240.00 and $375.00 for steel and graphite respectively.

     Men's Oversize Irons and Woods feature woods made from investment cast 15-5 and 17-4 stainless steel and irons made from investment cast 4-31 stainless steel. The irons are constructed with optimum perimeter weighting for a larger sweet spot and progressive offset U-grooves for more consistent ball control. Retail pricing for irons is $440.00 for steel and $656.00 for graphite, and for woods is $234.00 and $360.00 for steel and graphite receptively.

     Ladies Oversize Irons and Woods feature woods made from investment cast 15-5 and 17-4 stainless steel and irons made from investment cast 4-31 stainless steel. The irons are constructed with optimum perimeter weighting for a larger sweet spot and progressive offset U-grooves for more consistent ball control. Retail pricing for irons is $440.00 for steel and $656.00 for graphite, and for woods is $234.00 and $360.00 for steel and graphite respectively.

     Ladies Milano Irons and Woods feature woods constructed from composition alloy and irons from cast Z-alloy. Retail pricing for irons is $330.00 for steel and $450.00 for graphite, and for woods is $150.00 and $210.00 for steel and graphite respectively.

          Mass Merchandise Series:

     F-100 Oversize for men, recently introduced, include three woods and eight irons. The oversize woods are manufactured from titanium alloy for maximum impact response and feature perimeter weighting and an expanded sweet spot. The oversize irons are investment cast with 4-31 stainless steel with a cavity-back design. Shafts are available in steel and graphite. The suggested retail price is $499.00.

     Volt for men, introduced in 1997, include three woods and eight irons. The woods are manufactured from titanium alloy for maximum impact response.
     The oversize irons are investment cast with 4-31 stainless steel. Shafts are available in steel and graphite. The suggested retail price is $549.00.

     Lady Modello, introduced in 1997, include three woods and eight irons. The oversize woods are manufactured from 17-4 stainless steel and feature perimeter weighting and an expanded sweet spot. The oversize irons are investment cast with 4-31 stainless steel with a cavity-back design. Shafts are available in steel and graphite. The suggested retail price is $549.00.

     Lady Volt, introduced in 1997, include three woods and eight irons. The set features oversized TI Matrix metal woods. The oversize irons are investment cast with 17-4 stainless steel. Shafts are available in steel and graphite. The suggested retail price is $499.00.

     Junior Series feature four to seven clubs and a lightweight nylon golf bag. The suggested retail price is from $129.00 to $179.00.

   .Golf Balls.   With the acquisition of BMC, the Company intends to move more aggressively into the golf ball market. Historically the golf ball market has been dominated by companies with substantial marketing budgets utilizing professional golfer endorsements and mass advertising to raise consumer awareness and sell product. The Company believes it can effectively capture a portion of the golf ball market through a grass roots campaign to market and sell golf balls. This marketing effort will take place at the grass roots on golf courses across the country in conjunction with the Fila World Golf Tour. Although the Company believes its efforts to market golf balls will be successful, it can provide no assurance that it will be able to successfully enter the golf ball market.

   .Tournaments. Dedicated to honesty and integrity in the game of golf, the Company through its acquisition of WGF offers golfers an opportunity to participate in tournaments on a level playing field through the use of the Company's proprietary handicapping system. The Company believes its tour will experience increasing participation as golfers are exposed to the tournaments through fellow golfers who enjoy honest competition with an opportunity to win prizes and money. The tour represents a new line of product for the Company to market and sell, while at the same time providing the Company with "on-course" advertising of the Fila name. Management believes the Fila Golf Tour will enjoy financial success; however, the Company can provide no assurance that the concept will be accepted by a sufficient number of golfers or be run efficiently enough to be a financial success.

   .Tournaments Division. During 1997, the Company began to actively pursue the professional tournament market to supply tournament officials and volunteers with apparel and other accessory needs. Through an agreement with Fila U.S.A., the official licensee of Fila Sport to use the Fila trademark and logo on fitness apparel, the Company can offer Fila clothing and footwear, along with its hats and accessories, to tournament personnel. As a provider of apparel to tournaments, the Company in most cases can offer its products for sale at the golf course during the tournament. The Company believes that tournament involvement can greatly increase the recognizability of the Fila name in the golf industry.

   Other golf products include various utility wedges, putters, and a variety of accessory packs. Accessories include travel covers, headcovers, umbrellas, golf gloves, caps, visors, and straw golf hats. Through constant research and development and market planning, the Company plans to continually develop new products and enhance existing product lines.

FITNESS PRODUCTS

   In addition to its traditional golf product lines bearing the Fila brand trademark, the Company has recently acted to move into the distribution of general fitness equipment. The ABDoer represents the Company's first attempt to utilize its existing distribution network to sell general fitness products. The ABDoer is a abdominal exercise machine which when used properly, in conjunction with a proper diet, can effectively reduce fat and increase muscle in the abdominal area of the body. Stilson, a direct marketing production company, plans to release the ABDoer infomercial into the national market place during the current year. The Company has signed an exclusive agreement to perform order fulfillment functions for Stilson and to distribute the product through the retail market. Management believes the ABDoer product will be successfully sold into the market place, but the Company can provide no assurance that Stilson will release the infomercial on a national basis or that the ABDoer will be accepted by consumers.

MARKET SEGMENTS

   .Men's Golf Products. By offering a full line of clubs suited for men of all playing abilities, the Company anticipates capturing a growing percentage of the men's market segment.

   .Women's Golf Products. One of the Company's ongoing objectives is to address the growing women's market by offering distinct product lines designed for them. The women's lines are designed so that the graphics and coloration of the clubs are coordinated in every respect, including the color of the shafts, shaft designs, and paint fill on the club heads. Exclusive programs for the women's market include a full package of coordinated bag, headcovers, and equipment in various color categories focusing on fashion and function. Market research has led the Company to believe that women want products that are (i) manufactured with the same detail, playability, and consideration for performance as men's products; (ii) value priced; and (iii) fashionable and attractive to women and readily display the fact that the product was made for the women such as color and product coordination to look good on the course.

   .Junior Golf Products. The Company introduced equipment for children and teenage golfers during 1997 to capture a portion of this growing market segment. The Company offers junior sets consisting of a 5-wood, 4-iron, 6-iron, 8-iron, pitching wedge, and putter, designed for the five to nine year old, and a package suited in weight and length for the ten to 13 year olds including a 3-wood, 3-iron, 5-iron, 7-iron, 9 iron, mid-wedge or sand wedge, and a putter. Both sets include a bag that is smaller in size and lighter in weight than standard golf bags to accommodate the junior golfer.

   .Golf Tournament Market.   The Company believes tournament players represent
a market segment made up primarily of men who enjoy honest competition and an opportunity to win prizes and money. This market segment represents a highly qualified target market for golf products where the Company intends to advertise its name and sell golf ball and other golf products. The Company hopes to bring all market segments men, women, and junior golfers into this specific segment through participation in Fila World Golf Tour events.

   .General Fitness Products. In addition to traditional golf industry market segments, the Company has entered into the vast fitness products industry with the ABDoer product. Success with the ABDoer product will help solidify the Company's general fitness market segment accessible through its current and recently expanded lines of distribution. The Company is now in position to continue to feed additional and varied fitness products to the general fitness market. Management believes the general fitness industry may provide the Company with a substantial additional source of revenues beyond its golf products bearing the Fila brand name; although, the Company can provide no assurance that it will be able to successfully enter the fitness market.

MARKETING AND DISTRIBUTION STRATEGY

   Along with the renewed marketing emphasis, the Company's historical focus on sales to retail outlets located at golf courses and golf retail shops specializing in golf products is being redirected to include the retail sporting goods market. The addition of the retail sporting goods market as a target will allow the Company to better serve customers in the rapidly expending youth, women's, and public course markets. The sporting goods retail market segment already has an acute awareness of the Fila brand because of clothing and shoe sales. The Company will continue to produce and supply specialty accounts with a product line of superior quality, fashion, and technology designed to maintain the image of the Fila brand in these prestige accounts.

   .Domestic Market. The Company targets golf shops, pro shops, various specialty shops, and the golf departments of mass merchants for the sale of its products. Distribution in the domestic market is coordinated through manufacturer's representative firms and independent sales representatives who are assigned individual territories and compensated with a commission of 2% to 10% at the time of shipment. The existing territories cover all of the major golf markets in the United States. The performance of these manufacturer's representative firms and independent sales representatives is regularly reviewed and those that do not perform at an acceptable level are replaced. Generally, the Company appoints manufacturer representative firms and independent sales representatives that do not carry product lines which directly compete with the product lines offered by the Company; although, some exceptions are made based on individual representatives and their related territory.

   In addition to independent representation, telemarketing representatives call on and work jointly with the independent representatives in expanding the customer base and increasing volume. Management of the Company is also involved directly in specific accounts, either individually or in coordination with the independent representatives if the situation so merits.

   .International Market. Distributors are responsible for market penetration in their respective countries. Distributors are sold company product at U.S. wholesale prices at a specified discount. This discount is designed to allow foreign distributors to sell product at competitive pricing. Foreign distributors advertise, promote, and are responsible for their own accounts receivable. The Company anticipates that certain product lines will continue to be designed specifically for introduction into foreign markets. Approximately 2% in 1997, 28% in 1996, 30% in 1995, 22% in 1994 and 31% in 1993 of the
Company's sales have resulted from international distribution. However, because the Company no longer is marketing in Asia and Australia, it is anticipated that the domestic market will account for a higher percentage of the Company's sales. Quotas are given the first year and sales levels are monitored to judge distributor performance and to evaluate the potential of the territory. Second year minimum sales requirements are determined by the Company after evaluating the first year's operating results. Advertising of the Company's products outside the United States is typically handled by distributors of the products within their particular territory.

   .Direct Marketing. With the additional of the ABDoer, the Company has entered the direct marketing industry. Initially, the Company will rely on Stilson to prepare and distribute direct marketing productions, and the Company will perform order fulfillment for products ordered through Stilson's direct marketing efforts and pursue retail sales.

   .Network Marketing. The Company has entered the network marketing industry through its recent acquisition of BMC and WGT. Network marketing consists of establishing a network of individuals through word-of-mouth who have an interest in becoming independent distributors for a company's products. The distributors are then paid a sales commission on products they sell and products sold by other individuals who sign on with the company to become independent distributors through the efforts of the initial individual distributor (a "downline"). Commissions are paid to distributors for up to nine levels of distributors in a downline. The Company believes it can effectively market tournament participation, golf balls, and other related products through a network marketing structure by providing a high quality product at a price which is competitive with traditional outlets. The Company will be able to pay commissions to independent sales representatives from the profit margin built into products which traditional companies pay out in advertising and endorsement expenses.

DESIGN AND PRODUCT DEVELOPMENT

   .Golf Products. The Company attempts to foster the development of innovative golf club and golf bag designs and believes that its efforts have resulted in the development of a complete product line of high-quality golf products. The Company's management and staff perform substantially all of the research and development activities of the Company and conduct regular product development meetings to discuss market openings and niches, potential benefits of equipment concepts, production feasibility, and potential market acceptance. The Company also utilizes consultants to assist in the development of equipment design and obtains licenses to commercialize the designs of independent golf club designers. The Company believes this collaborative style, which includes members of the executive management of the Company from all phases of the Company's operations, enhances the Company's ability to manufacture innovative, premium products while keeping research and development costs to a minimum. Historically, research and development costs have not been material.

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

     .Fitness Products. In January 1998, the Company entered into a consulting agreement with Stilson & Stilson, a producer of direct response television promotions for fitness equipment, whereby the Company acquired the exclusive right to sell Stilson's "ABDoer" fitness product within the United States and throughout the world. The Company intends to further expand into the fitness products industry through relationships such as that with Stilson to take advantage of the Company's existing lines of distribution while relying on outside innovators to provide the Company with product.

     .Golf Ball Marketing. The Company through its recent acquisition of BMC has an exclusive agreement Cayman Golf, a golf ball manufacturer, to market and distribute its golf balls. Cayman currently produces four types of golf balls, including an innovative 4-piece golf ball, all of which appear on the United States Golf Association's and St. Andrew's approved golf ball lists. The Company intends to utilize the expertise of Cayman to supply new and innovative golf ball products to the Company for distribution.

FILA LICENSE

     In November 1990, the Company entered into a license agreement (the "Original License") with Fila Sport pursuant to which Fila Sport granted the Company the right to design, manufacture, and market certain golf-related products under the Fila brand name. The initial term of the agreement originally expired December 31, 1995, but had been extended by Fila Sport to December 31, 2000. The agreement was terminated on June 30, 1996 because the Company was in default under the agreement. In October 1996, the Company entered into a new license agreement with Fila Sport (the "License Agreement") which provides that the Company has the exclusive right to manufacture golf clubs, balls, headcovers, travel covers, gloves, bags, and umbrellas for sale in North and South America, Europe, the Middle East, and Africa. The Company has a non-exclusive right to market golf head wear and towels in the Territory. The terms of the License Agreement do not limit Fila Sport from manufacturing and marketing articles for active sport, such as jackets, women's tops, sweaters, all styles of hats, all styles of towels, sports bags, some of which items may compete with the Company's products. The initial term of the License Agreement extends through December 31, 2000 with an option to renew the license for an additional five-year period. The License Agreement also required that the Company pay to Fila Sport $675,000 in past due royalties on or before November 21, 1996. As of December 31, 1997, all past due royalties to Fila Sport were paid in full.

     In consideration for the trademark license, the Company pays Fila Sport a royalty on net sales. The royalty is 6% of annual net sales up to $7,500,000, 5.5% of annual net sales from $7,500,000 up to $15,000,000, and 5% of annual net sales in excess of $15,000,000. Annual minimum royalties are due and payable in installments of 25% of the annual minimum on the 15th day prior to the end of each calendar quarter. Royalties of $400,000 were paid during 1997. Future minimum annual royalties are as follows: $500,000 in 1998; $600,000 in 1999; and $700,000 in 2000. During the renewal period, minimum annual royalties are as follows: $800,000 in 2001; $900,000 in 2002; and $1,000,000 in
each year from 2003 through 2005.

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

     The License Agreement also requires the submission to Fila Sport of quarterly royalty reports, sample advertising, sample products, price lists, and an annual marketing and advertising plan. New product design plans and prototypes must also be submitted to Fila Sport for approval prior to marketing Fila Sport has the right to withhold approval of marketing approaches or products if it determines that such new product or promotion would reflect adversely on Fila Sport or impair the quality or image of the Fila trademark.

     The License Agreement may be terminated by Fila Sport in whole, or in part, upon the occurrence of certain events, including the following: failure to perform or any material breach of the obligations under the agreement where there is no remedy within 30 days of the receipt of written notice of intent to terminate the License Agreement; failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance, or meet established guidelines for quality control; failure to meet advertising, promotional, and sales targets within a country included in the Territory; and sale or disposal of substantially all of the Company's business or assets to a third party, transfer of control of the company to a third party, or the cessation of the Company's relationship with Miles T. Doody.

     Further, Fila Sport may terminate the License Agreement if the Company's financial condition becomes unstable, as evidenced by, among other matters, insolvency or the Company's inability to pay its debts as they become due. Currently, the Company is not on notice to cure any breach under the License Agreement. The Company is currently not in compliance with the letter of credit provision of the License Agreement. In the event the Company is not able to come into compliance within 30 days of receiving written notice from Fila Sport, the License Agreement could be terminated. Such termination would have a materially adverse effect on the Company's operations. The Company is not currently on notice of non-compliance and believes it could comply within the notice period.

     There can be no assurance that the Company will be able to obtain a sufficient level of sales to meet the licensing fee requirements or to achieve profit margins necessary to enable the Company to operate profitably. The loss of the license would have a material adverse effect on the Company's operations.

EXCLUSIVE GOLF BALL AGREEMENT

     An exclusive agreement with Cayman to purchase golf balls requires the Company to initially purchase $210,000 in inventory and rights and place orders for a minimum of 5,000 balls per month thereafter. Although the Company believes it will be able to maintain the minimum order through the current year, the Company can provide no assurance that such levels will be able to be maintained. The loss of the exclusive arrangement with Cayman could have a material adverse effect on the Company's ability to enter the golf ball market and its ongoing operations.

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

MANUFACTURE AND ASSEMBLY

     The components of the Company's golf clubs, primarily club heads, shafts, and grips, are manufactured by suppliers in the United States and the Far East. Suppliers are carefully selected and continuously evaluated by the Company on the basis of the quality of raw materials utilized, quality of the workmanship, and attention to quality control. The Company works closely with its suppliers in the development of golf clubs and tooling to maintain the high standards of quality consistent with management's commitment for the Company's product line and with the image associated with the Fila trademark. Although the Company's operating history is short, management of the Company has had long-term relationships with its independent vendors. The Company believes that its relationships with suppliers are excellent; however, there are numerous suppliers of high-quality components and management believes that the loss of a supplier may result in production delays, but would not have a material adverse impact on the Company's long-term business.

     The Company assembles its golf clubs at its facility in Huntington Beach, California. During the assembly process, the equipment is spot checked and tested extensively to assure a quality product. Completed inventory is also stored at the Company's facility prior to shipment. Bags, gloves, and other golf accessories sold by the Company are manufactured by independent vendors, primarily in the Far East. Products are either shipped to the Company's facilities or drop shipped directly to distributors in the case of international sales. The Company anticipates that some of its club lines will continue to be manufactured and assembled in the Far East in an effort to reduce certain expenses while maintaining a high-quality product. In addition, the Company anticipates the development of a subcontracting relationship to assemble clubs in Southern California.

     The Company intends to continue to use Cayman for golf balls for the foreseeable future in an effort to maintain low production costs. Management believes the relationship with Cayman is good, but the loss of the existing manufacturer could result in substantial delays in receiving golf balls, but would not have a material adverse impact on the Company's overall business.

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

YEAR 2000 MATTERS

     The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices, or engage in similar essential business activities.

     The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications and conduct testing by the end of 1998.

     The Company is also communicating with third party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance by the turn of the century. The inability of the Company to complete modifications and the failure of third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could have a material adverse effect on the Company's business.

EMPLOYEES

     As of December 31, 1997, the Company employed 20 employees, including five salaried employees on a full-time basis who are considered executive personnel, 13 salaried full-time employees in administrative, supervisory, and clerical positions, two part-time employee. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 15,000 square feet of office, manufacturing, and warehouse space located at 12187 South Business Park Drive, Suite 100, Draper, Utah 84020. The lease provides for rent of $94,636.00 per year and expires in January 2000. The Company leases an additional 12,000 square feet of space at 5812 Machine Drive, Huntington Beach, California, for $6,355.00 per month. The lease is month to month.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, and the Company is not aware of any threatened legal proceedings to which the Company may be a party.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

REVERSE STOCK SPLIT

     During the fourth quarter of 1997, the Company held its Annual Meeting of Stockholders on Friday, October 24, 1997 at the Willow Creek Country Club, located at 8300 South, 2700 East, Sandy, Utah at 11:00 a.m. local time. Stockholders were asked to vote on five Items as follows: 1) election of Directors, 2) 4 for 1 Reverse Split, 3) an increase in the authorized number of shares, 4) appointment of auditors, and 5) adjournment, if necessary. The results of the various items voted upon are summarized as follows:

     Proposal 1: Election

                                                 Total For        Abstain
                                                 ---------        -------
                  JOHN B HEWLETT                 7,805,438         29,836
                  KENNETH W. CRAIG               7,805,438         29,836
                  MILES T. DOODY                 7,075,688        759,586
                  DENNIS L. CROCKETT             7,805,438         29,836
                  WADE M. MITCHELL               7,764,188         71,986

     Each of the sitting Directors of the Company were re-elected at the Stockholders Meeting.

     Proposal 2: 4 for 1 Reverse Split

                  Total For             Against               Abstain
                  7,645,593             108,161               81,520

     The Board of Directors of the Company adopted the resolution recommending the Reverse Split of one Share for every four Shares of outstanding common stock without amending the Company's Certificate of Incorporation to reduce the number of authorized Shares or to modify the par value of the Shares. A reverse stock split is the opposite of a conventional stock split. Instead of a corporation splitting its outstanding shares to provide for more shares outstanding, the corporation consolidates its outstanding stock into a lesser number of shares. Upon the stockholder approval, the Reverse Split took effect on November 12, 1997. A total of 5,461,163 shares outstanding as of October 31, 1997 were combined into 1,365,291 shares.

     The Board considered the proposed Reverse Split to be in the best interest of all stockholders based upon its belief that if the Company will benefit by having its stock traded on the Nasdaq Small Cap Market within the next several years, and upon the Board's belief the valuation of the Company will increase and permit the Company to attract additional new capital into the Company at a higher stock price. Effective November 3, 1995, the Company's stock was delisted from the Nasdaq Small Cap Market, on which it had been traded since November 12, 1993, for failure to meet the minimum bid price and capital and surplus requirements. Although the Board of Directors has determined that it would be advantageous to the Company and its Stockholders to again have the Shares listed on the Nasdaq Small Cap Market, the Shares cannot be so listed unless the Company re-qualifies for listing. Re-qualification will require the Company to meet all of the current listing standards which include, in substantial part that the Company have, (i) shares with a bid price of over $4.00 per share, (ii) 300 stockholders, (iii) three market makers, (iv) $4,000,000 in net tangible assets, or a $50,000,000 market capitalization, or $750,000 in net income, (v) a public float of at least 1,000,000 shares having a market value of at least $5,000,000, and (vi) at least a one year operating history or a $50,000,000 market capitalization.

     The Company's Shares are currently traded in the over-the-counter market on the OTC Electronic Bulletin Board. Accordingly, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Shares than if the Shares were listed on a national securities exchange or the Nasdaq Small Cap Market.

     Proposal 3: Increase Authorized Shares

                  Total For             Against        Abstain
                  7,755,518             73,856         5,900

     During 1997, the Board of Directors recommended approving an increase in the authorized number of Shares of the Company. The Company's Certificate of Incorporation authorized 20,150,000 Shares. As of July 31, 1997, there were 10,961,250 issued and outstanding Shares. Of the unissued Shares, a total of approximately 9,000,000 were reserved for issuance upon completion of the Financing, the conversion of the Debentures, and the exercise of options for the purchase of Shares pursuant to the Company's various stock option plans and other stock option agreements. Consequently, the Company had few additional Shares available for issuance as currently authorized under the Certificate of Incorporation, as amended. The Company proposed to increase its authorized Shares to 40,150,000, which would then be available for issuance from time to time, for such purposes and such consideration, and on such terms, as the Board of Directors may approve.

     The Board of Directors believed that it was in the best interest of the Company to increase the number of authorized Shares to 40,150,000 during 1997 in light of the limited availability of Shares. The stockholders approved an amendment of paragraph 4 of the Company's Certificate of Incorporation, as previously amended, to read in full as follows:

     4. The total number of shares of stock which the Corporation shall have authority to issue is 40,150,000 of which stock 40,000,000 shares of the par value of $.001 each, amounting in the aggregate to $40,000.00 shall be common stock and of which 150,000 shares of the par value of $.01 each, amounting in the aggregate to $1,500 shall be Preferred Stock.

     Proposal 4:  Corbin & Wertz as Company Auditor

                  Total For             Against        Abstain
                  7,816,521             15,553         3,200

     Corbin & Wertz were again approved as the auditors for the Company for 1997.

     Proposal 5:  Adjournment

     A vote was not necessary on adjournment.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From November 12, 1993 to November 2, 1995, the Company's Common Stock was quoted on the Nasdaq Small Cap Market under the symbol "FGLF." Effective February 24, 1995, the Company's securities were delisted from the Nasdaq Small Cap Market based on a failure to comply with a minimum bid price of $1.00, and failure to maintain capital and surplus of $2,000,000. The Company's request for the grant of an exception to the minimum bid price requirement was denied by the NASD Listing Qualifications Committee.

     The following table sets forth, for the period from January 1996 to March 1998, the high and low bid quotations for the Common Stock during the three most recent fiscal years as reported by the OTC Bulletin Board from November 4, 1995, to the date of this Annual Report, and the NASDAQ Small Cap Market prior to November 4, 1995. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions. The table also sets forth the Common Stock price for the same period with an adjustment to reflect what the price may have effectively been after giving effect to the 1997 4:1 Reverse Split.

COMMON STOCK PRICE ACTUAL AND ADJUSTED

                         Before Split            After Split(1)
                         ------------            --------------
                      High          Low       High            Low
                      ----          ---       ----            ---
   1998
   ----
1st Quarter              -             -      4.687          2.937

   1997
   ----
1st Quarter          .6562         .2813      2.625          1.248
2nd Quarter          .5313         .2813      2.125          1.124
3rd Quarter           .656           .25      2.624           1.00
4th Quarter              -             -      4.375           1.50

   1996
   ----
1st Quarter            .25         .1875       1.00            .75
2nd Quarter          .5385         .1250      2.154            .50
3rd Quarter          .5625         .1250       2.25            .50
4th Quarter          .3750         .2187       1.50           8.75

______________________
(1) Prices represent the pre-Reverse Split price quote multiplied by four for periods before the third quarter of 1997 during which quarter the price as quoted on the Bulletin Board began reflecting the Reverse Split. The figures do not take any other factors into account in determining the stock price.

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1997, the approximate number of record holders of the Company's Common Stock was 255.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND COMPANY BACKGROUND

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa utilizing the Fila trademark and logo under license from Fila Sport S.p.A. of Biella, Italy, a subsidiary of Fila Holding, S.p.A. The Fila brand name is recognized worldwide and is associated with high-quality, high-performance products with a high-fashion design concept. Fila Sport has cultivated this image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila trademark. The Company believes that the technical and design specifications of its products support the high-quality, high-performance, high-fashion concept fostered by Fila Sport.

     The Company's products include golf clubs, bags, balls, gloves, head wear, headcovers, travel covers, umbrellas, and towels. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company. Other golf products are manufactured by suppliers and distributed by the Company. The Company's products, distinguished by their appearance and quality of workmanship, command premium prices but are competitive in price with other premium-quality golf products. The Company has the exclusive right to market golf products bearing the Fila trademark in the Licensed Territory with the exception of head wear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

     The Company has also recently acquired the assets of BMC and WGF. With the acquisition of BMC and WGF, the Company intends to launch into the golf ball and golf tour markets. Through the business acquired from WGF, the Company will market and conduct golf tour events throughout the country. WGF has developed a handicapping system for golf which assists in leveling the playing field for golfers of all handicaps. WGF, now known as the "Fila World Golf Tour," is dedicated to fostering honesty and integrity within the game of golf. Marketing of golf tour events occurs principally through word-of-mouth. Participants invite friends and golfing acquaintances to participate in tour events. Individuals pay monthly dues which entitle them to play in tour events. As tour participants bring in other players, such participants become entitled to receive a distributor's commission for new tour registrants. Each tour event utilizes the Company's proprietary handicapping system to determine event winners who receive cash, prizes, or both.

     In conjunction with the Fila World Golf Tour, the Company through the acquisition of BMC's assets is positioned to market golf balls at its tour events. The line of "World Tour" golf balls are USGA approved and available exclusively through the Company. Network marketing provides the means of primary distribution for the World Tour balls. Interested individuals are encouraged to become independent distributors of the golf balls. The Company provides a number of programs whereby participants can subscribe to receive golf balls each month on a auto-ship basis. The Company believes the businesses of BMC and WGF can be effectively combined to create a novel marketing vehicle in the golfing industry to increase golf tournament participation and to distribute golf balls and other golfing products.

RESULTS OF OPERATIONS

     The Company's successful efforts to raise funding for working capital needs and move into the mass merchandise retail market during 1997 resulted in substantial sales increases over 1996. The Company anticipates that that the trend of increasing sales will continue during 1998. The Company believes the mass retail market will continue to provide the best opportunity for the Company to enjoy sales growth; accordingly, continued and increased efforts are being made to expand into this market place. Management also believes the Company will benefit from continued efforts to focus on and find new marketing avenues for existing products and new products to distribute through existing and expanded distribution lines.

     The Company's expansion has required additional access to working capital. To help fund growth, the Company has entered into a series Loan and Credit Agreements with the AKA Charitable Remainder Unitrust #1. The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit, currently being utilized by the Company, provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. As of December 31, 1997, the Company had borrowed $3,764,000 on this credit line. The Company was not in compliance with one condition of the Loan and Credit Agreement on December 31, 1997 by having drawn on the credit line beyond 80% of the Company's current assets. In the event the Company is not able to comply with this condition within 10 days of receiving written notice from the Lender, the maturity date on the borrowings could be accelerated. Such acceleration could have a materially adverse effect on the Company's operations. The Company has not received written notice and believes it could comply upon receipt of such notice.

     As a result of the Company's current and ongoing capital requirements, the Company's auditors, Cobin & Wertz, has issued a going concern opinion in conjunction with its annual audit. The Company's Management believes current sales growth and capital raising activities will provide adequate working capital to fund operations through the current year and into next year.

     Comparison of Year Ended December 31, 1997 to the Year ended December 31, 1996. Net sales for the year ended December 31, 1997 were $5,375,000 compared to $2,403,000 for the comparable period in 1996, an increase of $2,972,000 or 124%. This increase is attributable to the Company's re-focused business strategy and improved working capital. The Company has re-focused its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis; high-fashion design and value.

     Cost of sales increased from $2,488,000 for the year ended December 31, 1996 to $4,822,000 for the comparable period in 1997, an increase of $2,334,000 or 94%. The gross profit margin increased from (4)% during 1996 to 10% for the comparable period in 1997. The increase in cost of sales and increase in gross profit margin is due primarily to the increased sales volume during the year.

     Selling, general, and administrative costs were $2,392,000, during 1997 compared to $2,425,000 for the comparable period in 1996, a decrease of $33,000 or 1%. The Company receives lower margins on mass retail sales than on specialty shop sales due to the reciprocal increase in volume traditionally enjoyed on mass retail accounts. This decrease in selling, general, and administrative costs, while increasing sales by 124%, is due mainly to the continuing efforts of the company to reduce operating expenses throughout the restructuring process.

     The Company experienced a net loss of $1,845,000 during 1997 compared to a net loss of $2,541,000 for the comparable period in 1996, a decrease in losses of $696,000. The increase in sales volume, particularly to mass retailers during 1997, accounts for the decrease in losses.

     The Company's inventory increased substantially from $340,000 at December 31, 1996 to $758,000 at December 31, 1997 as a result of the Company having sufficient working capital from newly invested capital and borrowed funds to fund operations and meet inventory purchase requirements.

     Virtually all of the line item financial changes which occurred during 1997 resulted from the Company's expansion into the mass merchandise market which resulted in increased sales and related cost of sales. The Company intends to continue to focus on new markets and product lines to increase sales and revenues during 1998.

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

     Cost of sales decreased from $4,061,000 for the year ended December 31, 1995 to $2,488,000 for the comparable period in 1996, a decrease of $1,573,000 or 39%. The gross profit margin decreased from 19% for the year ended December 31, 1995 to 4% for the comparable period in 1996. This decrease was due primarily to lower margins and discounts given on certain product lines. In addition, lower margins can be attributed to an increased in the reserve for obsolete inventory to $730,000 as of December 31, 1996 as compared to $409,000 for the comparable period in 1995.

     Variations in the selling, general, and administrative costs during 1996 resulted from depleted working capital. The Company cut its operating expenses in an effort to maintain operations until capital could be obtained to fund continuing operations. Additionally, the Company's lower sales volume resulted in lower expenses, such as commissions, which are directly related to sales levels.

     Selling, general, and administrative costs were $2,425,000 for the year ended December 31, 1996 compared to $3,332,000 for the comparable period in 1995, a decrease of $907,000 or 27%. The decrease resulted primarily from lower sales and marketing expenses ($656,000 for the year ended December 31, 1996 as compared to $1,734,000 for the same period in 1995), mainly consisting of advertising, athletic endorsements, demo program, outbound freight expenses, sales promotion, tour promotion, and sales commissions; a decrease in finance and administrative expenses ($263,000 for the year ended December 31, 1996 as compared to $406,000 for the same period in 1995), mainly consisting of insurance, office expense, and telephone expenses; a decrease in salaries and staff costs ($520,000 for the year ended December 31, 1996 as compared to
$678,000 for the same period in 1995.)   These decreases were offset by an
increase in professional costs ($627,000 for the year ended December 31, 1996 as compared to $157,000 for the same period in 1995), mainly consisting of consulting expense. In addition, the Company expensed $178,000 related to a write-down of impaired assets.

     Other income and expense items decreased to a net expense of $43,000 for the year ended December 31, 1996 as compared to a net expense of $133,000 for the same period in 1995. This net decrease resulted primarily from a decrease of $96,000 in interest expense ($44,000 for the year ended December 31, 1996 as compared to $140,000 for the same period in 1995), as a result of decreased debt in 1996.

     The Company experienced a net loss of $2,541,000 for the year ended December 31, 1996 compared to $2,520,000 for the comparable period in 1995, an increase of $21,000 or 1%.

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

     Since the time of the Financing, the Company has entered into a series of credit lines with the AKA Charitable Remainder Unitrust #1. The first line of credit was for a maximum amount of up to $1,000,000 and the second line of credit, still being utilized by the Company, is for a maximum amount of up to $5,000,000. The lines of credit have provided the Company with an indispensable cash resource to utilize as the Company has come back from insolvency. Each line of credit bearing interest at 12%, has been made possible through the personal guaranty of the credit line by John B. Hewlett, the Company's Chairman of the Board and Chief Executive Officer. John B. Hewlett's financial support and vision for the Company combined with marketing appeal of the Fila brand name have salvaged the Company.

     In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. The Company intends to close the offering at the end of April 1998. To date a total of approximately 430,000 units have been subscribed for a total of $1,300,000 raised. Through the private placement the Company offered for sale up to a maximum of 550,000 Units, each Unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per Unit. The Company offered a minimum of 5,000 Units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive Trading Days, ending not earlier than

10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

  During April 1998, the Company extended an offer to the holders of the Company's Class A Warrants (the "Warrants") to modify the terms of such warrants. The Company issued 1,400,000 Warrants in connection with its initial public offering in November 1993. The initial exercise price of $6.50 per share and the number of Warrants were subject to adjustment on certain events, including stock splits and the issuance of securities by the Company at prices less than the exercise price. Based on required adjustments, the exercise price at December 31, 1997 and the date of this report were $10.62 and $9.68, respectively. The adjusted number of Warrants outstanding at December 31, 1997 and the date of the report were 852,060 and 941,843, respectively.

  The Warrants are also redeemable by the Company for $.01 per Warrant if the Company's Common Stock trades at a price in excess of $9.00 for 10-consecutive trading days, subject to the holders' rights to exercise their Warrants during the 10-day period following the redemption notice.

  The Company's offer to modify the terms of the Warrants included an agreement to reduce the exercise price of the Warrants from $9.61 to $5.50 per share and waive the adjustments of the number of Warrants on the condition that the Warrant holders agree to reduce the redemption price from $9.00 to $7.00 and waive further price adjustments. The November 15, 1988 expiration date has not been changed.

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or by wire transfer upon shipment.

     Net cash used in operating activities for 1997, 1996, and 1995 was $4,738,000, $1,000,000 and $323,000, respectively. Working capital at the end of 1997, 1996, and 1995 was $(810,000), $(502,000) and ($12,000), respectively.
Cash and cash equivalents at December 31, 1997 were $776,000 compared to $276,000 at December 31, 1996. Inventories, net of reserves at December 31, 1997 were $758,000 compared to $349,000 at December 31, 1996, an increase of $409,000. Also, accounts receivable increased $844,000 from $143,000 at December 31, 1996 to $987,000 at December 31, 1997. Notes payable for $425,000 were outstanding at December 31, 1997. Accounts payable and accrued liabilities decreased by $200,000 from December 31, 1996 to December 31, 1997. Accrued royalties decreased by $66,000 from December 31, 1996 to December 31, 1997.

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

     In January 1995, the Company undertook a private offering to sell between one and 15,000 units consisting of one share of preferred stock and five Common Stock purchase warrants. The Company raised $25,000 before the offering was terminated.

     In March 1995 the Company obtained a $1,000,000 borrowing facility with a national asset-based lender to assist in funding its domestic and international operations. The availability of this line was contingent upon the Company's amount of eligible accounts receivable. This asset-based lending agreement was terminated as of June 4, 1996.

     In October 1996, the Company, through the Financing, offered up to a maximum of 100 Units at an issue price of $25,000 per Unit, each Unit consisting of (i) a Debenture; and (ii) 15,625 Unit Shares at a price of $0.80 per share for a total of $12,500 for the Unit Shares. The Debentures were converted into

Common Stock on December 15, 1997 at the rate of $0.50 per share after the closing price of the Company's Common Stock exceeded $1.50 per share for 20 consecutive trading days.

     The Financing resulted in the infusion of approximately $2,500,000 into the Company. The Financing permitted the Company to pay off accrued royalties to Fila Sport and certain other outstanding liabilities, while also adding to working capital. Additionally, the infusion of capital resulted in the Company being able to obtain a revolving loan from a private trust of up to $1,000,000 based upon open customer sales orders. The proceeds provided by the Financing and the loan permitted the Company to experience a positive cash flow sufficient to purchase inventory and increase sales.

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's Common Stock were issued which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire
December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts, and other assets of the
Company.  As of December 31, 1997, the Company had borrowed      on this
revolving promissory note.

     During 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

     In February 1997, FASB issued SFAS No. 128, "Earning Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Basic and diluted net loss per share are approximately the same.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations, or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     During the Company's two most recent fiscal years there has been no change in accountant and there were no disagreements with the Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The names, ages and positions of the Company's Directors and executive officers as of January 1, 1998 are listed below:


NAME                     AGE         POSITION WITH THE COMPANY                     FIRST ELECTED
John B. Hewlett          45          Chairman of the Board, CEO, Director                  1996
Miles T. Doody           70          Vice Chairman                                         1993
Kenneth W. Craig         43          Vice President of Product Design                      1996
Ralph W. Rasmussen       52          Director                                              1998
Mont E. Warren           36          Vice President, Chief Financial Officer               1993
Dennis L. Crockett       46          Director                                              1996
Wade M. Mitchell         33          Vice President of Finance, Director                   1996
Kurt A. Moore            40          Executive Vice President                              1997
Bruce H. Haglund         46          Secretary                                             1994
Edward B. Paulsen        34          Assistant Secretary                                   1997

     John B. Hewlett has served as Chairman of the Board of the Company since October 1996 and as Chief Executive Officer since September 1997. Mr. Hewlett is President of Hewlett Financial Corporation. He has 22 years of experience in the insurance field, specializing in sales and long and short-term planning. From 1985 to the present, Mr. Hewlett has been a nationally recognized consultant and seminar leader on closely held business succession and financial planning. He is a member of the Million Dollar Round Table, Court of the Table, and one of three Top of the Table members in the Intermountain West with career insurance sales approaching $640,000,000. Mr. Hewlett is a member of the National Basketball Association Utah Jazz 100 Club and Advisory Board.

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

     Kenneth W. Craig has served as either President or Vice President of Product Design since October 1996 and served as a Director from October 1996 to January 1998. Mr. Craig has been a private investor since June 1993. He began his career as an attorney in Houston, Texas and practiced law from 1980 to 1989, specializing in contracts, tax, mergers, and acquisitions. In the early 1980's, he participated in the growth of Telecommunications Specialist Inc. ("TSI"), a telephone system rental company which became the largest distributor for TIE Communications ("TIE"). In 1987, he founded TIE National Rental Company, Inc. ("TNR") to prove a pilot program for TIE's national telephone rental system. In 1991, he sold his interest in TNR to TIE to pursue the acquisition of Centel Business Systems ("Centel") by the Williams Companies. Upon the acquisition, Centel became Wiltel Communications Systems, Inc. and Mr. Craig serves as President of the Finance/Marketing Divisions until May 1993. Mr. Craig has also been actively involved in golfing in various capacities including coach of the University of Mississippi golf team and as a buyer, director, and president of numerous golf and country clubs. He is a graduate of Stetson University and the University of Mississippi School of Law.

     Ralph W. Rasmussen Jr. has served as a Director of the Company since January 1998. Mr. Rasmussen graduated from Brigham Young University with a Bachelor of Science degree in 1969 and a law degree in 1989. From 1969 to 1986, he provided accounting and business management services for several large farming operations in southern Idaho. From 1989 to 1996, Mr. Rasmussen practiced law with the firm of Bradford and Brady in Provo, Utah. In September 1996, Mr. Rasmussen sold his law practice and began working full time for one of his clients, the Alan Ashton family and their businesses.

     Mont E. Warren has served as Chief Financial Officer of the Company since January 1993 and as the Company's Controller since February 1991. In December 1987, Mr. Warren began his PGA apprenticeship at Desert Highlands Golf Club in Scottsdale, Arizona where he served as assistant Golf Professional through October 1990. From 1986 to 1987, Mr. Warren was employed by American Capital Financial Services where he eventually served as a District Manager. Mr. Warren is also the President and a member of the Board of Directors of Villavante Maintenance Corporation. Mr. Warren obtained a B. S. degree in Accounting from Brigham Young University in 1986.

     Dennis L. Crockett has been a Director of the Company since October 1996. He is co-founder and Chief Operations Officer of Broadcast International, Inc., a communications firm specializing in the delivery of business information via satellite, FM wireless and cable television technologies, which recently merged with Data Broadcasting Corporation. Further, Mr. Crockett co-founded the Instore Satellite Network, one of the nation's largest private satellite communications networks providing private audio, video, voice, and data broadcasts to retail clients including Safeway Stores, Osco/Savon Drug, Lucky Stores, and RE/MAX Reality. Mr. Crockett is a nationally published composer, arranger, vocalist, and keyboardist as well as a respected musical producer of both record, radio, and television entertainment. Mr. Crockett attended Brigham Young University in Provo, Utah.

     Wade M. Mitchell has been a Director since October 1996 and Vice President of Finance since October 1997. He has been employed as a business consultant through Mitchell & Associates, a professional corporation specializing in mergers, acquisitions, and corporate turn-arounds since 1989. Mitchell & Associates is owned and controlled by Mr. Mitchell. From 1993 to 1995, he was a special consultant and member of the Board of Directors of Environmental Safeguards, Inc., of Springville, Utah, and a member of the Board of Directors of National Fuel & Energy, Inc., a wholly-owned subsidiary of Environmental Safeguards, Inc. From 1991 to 1993, he was the Chief Operating Officer for Enpak Surgical Products, Inc., Salt Lake City, Utah. During 1989, he was a marketing consultant for Novations Group, Inc., Provo, Utah, and from 1985 to 1988, he was the Director of Marketing for Great Wave Software, Inc., Scotts Valley, California. Mr. Mitchell also serves as a director of Mitchell's Nursery & Gifts, Inc., a member of the advisory board of GT Travel, Inc., and, a director of Paradise Optical, Park City, Utah. Mr. Mitchell graduated from Brigham Young University in April 1988 with a B.S. degree in science, and received an MBA degree from Brigham Young University's Marriott School of Management in April 1990.

     Kurt A. Moore has served as the Executive Vice President since September 1997. Mr. Moore worked with Carbon Fiber Products ("CFP"), a publicly traded company, as a sales manager from 1983 to 1993, and as the company's President from 1993 to 1995. He also served as a director for CFP from 1992 to 1995. During 1996, Mr. Moore worked as a mortgage loan officer with Zions Bank and Bank of Utah. Mr. Moore attended Weber State University from 1975 to 1979, where he was a marketing major.

     Bruce H. Haglund has served as Secretary of the Company since January 1994. Since April 1994, Mr. Haglund has been a partner in the law firm of Gibson, Haglund & Johnson. From February 1991 to April 1994, Mr. Haglund was a principal in the law firm of Phillips, Haglund, Haddan & Jeffers. From 1984 to February 1991, he was a partner in the law firm of Gibson & Haglund. Mr. Haglund is also the Secretary and a member of the Board of Directors of GB Foods Corporation, a public company whose stock is traded on the NASDAQ Small Cap Market. He is a graduate of the University of Utah College of Law.

     Edward B. Paulsen has served as Assistant Secretary of the Company since October 1997. Since February 1996, Mr. Paulsen has been an associate with the law firm of Gibson, Haglund & Johnson. From April 1995 to February 1996, Mr. Paulsen was an associate with the law firm of Taylor, Ennenga, Adams & Lowe in Salt Lake City, Utah, and from August 1996 to March 1995 he was as associate with the law firm of Chapman, Fuller & Bollard in Irvine, California. Mr. Paulsen received a B.S. degree in accounting from Brigham Young University and a J.D. degree from the University of Utah College of Law.

BOARD OF DIRECTORS

     The Board of Directors has the responsibility for establishing broad corporate policies and for overseeing the overall performance of the Company. However, in accordance with corporate governance principles, the Board is not involved in day-to-day operating details. Members of the Board of Directors are kept informed of the Company's business through discussions with the Chairman and other officers, by reviewing analyses and reports sent to them, and by participating in Board and committee meetings.

     In October 1996, Michael B. Orr and J. Arthur Wright resigned as Directors of the Company to permit new Directors to be appointed in conjunction with the Financing and a restructuring of the Board. The Board acted to fill these two vacancies and two other vacancies on the Board by electing John B. Hewlett, Kenneth W. Craig, Dennis L. Crockett, and Wade M. Mitchell as Directors to serve until the next Annual Meeting of the Company. All directors were subsequently re-elected at the October 1997 stockholders meeting.

     All Directors attended more than 75% of the Meetings held during their tenures as Directors.

COMMITTEES OF THE BOARD

     In November 1996, the Board of Directors established a number of committees, including a Finance Committee, an Audit Committee, and a Compensation Committee, each of which is briefly described below.

     The Finance Committee was established to oversee Company expenditures and approve contracts entered into by the Company. The committee must, by majority vote, approve all contracts and negotiated debt obligations on behalf of the Company whereby the obligation of the Company will exceed $2,500. The committee consists of two outside Directors, John B. Hewlett and Wade M. Mitchell, one employee Director, Kenneth W. Craig, and Mont Warren, the Company's Chief Financial Officer as an ex officio member.

     The Audit Committee was established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board of Directors the appointment of the independent auditors, subject to ratification by the Stockholders at the Annual Meeting. Both the internal auditors and the independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of two non-employee, Directors Dennis L. Crockett and Wade B. Mitchell, one employee Director, Kenneth W. Craig, and Mont Warren, the Company's Chief Financial Officer as an ex officio member.

     The Compensation Committee negotiates employment contracts, recommends to the Board of Directors compensation for officers, Directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of two non-employee Directors, John B. Hewlett and Dennis L. Crockett, one employee Director Miles T. Doody, and Bruce H. Haglund, Secretary and General Counsel to the Company, as an ex officio member, having no vote.

COMPENSATION OF DIRECTORS

     The Company's policy is not to pay cash compensation to directors who are employees or consultants of the Company for their services as directors, but reimburses reasonable out-of-pocket expenses of directors for attendance at meetings.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

     The Company's Certificate of Incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for
(i) any breach of their duty of loyalty to the corporation or its stockholders,
(ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payments of dividends or unlawful stock repurchases or redemptions, or (iv) any transaction from which the director derived an improper personal benefit. Such limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

     The Company's Bylaws provide that the Company shall indemnify its directors and executive officers and may indemnify its other officers and employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Bylaws covers at least negligence and gross negligence on the part of indemnified parties. The Company's Bylaws also permit it to secure insurance on behalf of any officer, director, employee, or other reagent for any liability arising out of his or her actions in such capacity, regardless of whether the Bylaws permit such indemnification.

     The Company has entered into agreements to indemnify its directors and officers, in addition to the indemnification provided for in the Company's Bylaws. These agreements, among other things, indemnify the Company's directors and executive officers for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director or executive officer of the Company, any subsidiary of the Company or any other Company or enterprise to which the person provides services at the request of the Company.

     At present, there is no pending litigation or proceeding involving any director, officer, employee, or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.


ITEM 10.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report on Form 10-KSB:

     1.  Financial Statements for the periods ended December 31, 1996 And 1997:

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

     2.  Exhibits

     The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:

3.1 Certificate of Incorporation, Restated Certificate of Incorporation and Bylaws of the Company(1)

3.2   1997 Amendment to the Certificate of Incorporation

4.1   Form of Class A Warrant Agreement and Certificate(1)

4.2   Form of Amendment to Class A Warrant Agreement

4.3   Form of Underwriters' Warrants(1)

4.4   Form of Common Stock Certificate(1)

4.5   Form of Warrant for 1998 Warrants

10.1 Purchase and Sale Agreement between the Company and Fidelity Funding of California, Inc. dated March 13, 1995(2)

10.2 License Agreement between the Company and Fila sport, S.p.A. dated October 1, 1996(3)

10.3 Loan and Security Agreement between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 1(3)

10.4 Revolving Promissory Note between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 1(3)

10.5 UCC-1 filings for the state of Utah and California related to the Loan and Security Agreement between the Company, John B. Hewlett, and AKA Charitable Remainder Unit Trust Number 1(3)

10.6 Loan and Security Agreement dated October 29, 1997 between the Company, John B. Hewlett, and AKA Charitable Remainder Unit Trust Number 1

10.7  Revolving Promissory Note dated October 29, 1997 between the Company, John
      B. Hewlett, and AKA Charitable Remainder Unit Trust Number 1

10.8 UCC-1 filings for the states of Utah and California related to the Loan and Security Agreement dated October 29, 1997 between the Company, John B. Hewlett and AKA Charitable Remainder Unit Trust Number 1

10.9 Registration Rights Agreement dated October 29, 1997 between the Company, John B. Hewlett, and AKA Charitable Remainder Unit Trust Number 1

10.10 Warrant Agreement dated October 29, 1997 between the Company, John B. Hewlett, and AKA Charitable Remainder Unit Trust Number 1

10.40 Warrant Certificate for the AKA Charitable Remainder Unit Trust Number 1 at $1.50 per share

10.12 Warrant Certificate for the AKA Charitable Remainder Unit Trust Number 1 at $2.00 per share

10.13 Warrant Certificate for the AKA Charitable Remainder Unit Trust Number 1 at $3.00 per share

10.14 Non-qualified Stock Option Agreement and Promissory Note for Bruce H. Haglund(3)

10.15  Non-qualified Stock Option Agreement for Kenneth W. Craig(3)

10.16 Non-qualified Stock Option Agreement and Promissory Note for Miles T. Doody(3)

10.17  Non-qualified Stock Option Agreement for James T. Doody(3)

10.18  Non-qualified Stock Option Agreement for Pine Valley Ltd.(3)

10.19  Non-qualified Stock Option Agreement for Mont E. Warren(3)

10.20  Non-qualified Stock Option Agreement for John B. Hewlett(3)

10.21  Non-qualified Stock Option Agreement for John B. Hewlett

10.22  Non-qualified Stock Option Agreement for Wade M. Mitchell(3)

10.23  Non-qualified Stock Option Agreement for Granite Hollow Insurance
       Agency(3)

10.24 Non-qualified Stock Option Agreement dated November 27, 1997 for Bruce H. Haglund(4)

10.25  Non-qualified Stock Option Agreement dated November 27, 1997 for Kenneth
       W. Craig(4)

10.26 Non-qualified Stock Option Agreement dated November 27, 1997 for John B. Hewlett(4)

10.27 Non-qualified Stock Option Agreement dated November 27, 1997 for Wade M. Mitchell(4)

10.28 Non-qualified Stock Option Agreement dated November 27, 1997 for Kurt A. Moore(4)

10.29 Non-qualified Stock Option Agreement dated September 15, 1997 for Kurt A. Moore

10.37  Non-qualified Stock Option Agreement dated September 15, 1997 for Edward
       B. Paulsen

10.31  Form S-8 for the registration of 500,000 shares of common stock issuable
       upon conversion of 500,000   options granted to officers of the Company
       during 1997(4)

10.32  Lease between the Company and Ortho Development Corp. dated January 1,
       1998

10.33 Asset Purchase Agreement between the Company and The Ball Marketing Company, LLC

10.34 Non-Compete and Non-Disclosure Agreement between the Company and The Ball Marketing Company, LLC and its Principals

10.35  Asset Purchase Agreement between the Company and World Golf Federation,
       Inc.

10.36 Non-Compete and Non-Disclosure Agreement between the Company and World Golf Federation, Inc. and its Principals

10.37  Exclusive Agreement between the Company and Stilson & Stilson

23.1   Independent Auditors' Consent - Corbin & Wertz

_________________
(1) Filed with the Company's Registration Statement on Form SB-2 dated November 12, 1993 and incorporated by reference.

(2) Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(3) Filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

(4)    Filed with the Company's S-8 on February 11, 1998.

(b)    Reports on Form 8-K.

       Change of Principal Business Office filed on February 11, 1998.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 15th day of April 1998.


                              By:  /s/John B. Hewlett
                                   ----------------------------------------
                                   John B. Hewlett, Chief Executive Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                         DATE

/s/ John B. Hewlett         Chairman of the Board            April 15, 1998
-------------------         Chief Executive Officer
John B. Hewlett             (Principal Executive Officer)


/s/ Miles T. Doody          Vice Chairman, Director          April 15, 1998
------------------
Miles T. Doody


/s/ Wade Mitchell           Director                         April 15, 1998
-----------------
Wade Mitchell


/s/ Dennis Crockett         Director                         April 15, 1998
-------------------
Dennis Crockett


/s/ Kenneth W. Craig        Vice President, Director         April 15, 1998
--------------------
Kenneth W. Craig


/s/ Ralph Rasmussen         Director                         April 15, 1998
-------------------
Ralph Rasmussen


                            Vice President, Chief
                            Financial Officer,
/s/ Mont E. Warren          (Principal Accounting Officer)   April 15, 1998
------------------
Mont E. Warren

                        RENAISSANCE GOLF PRODUCTS, INC.

                             FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996

                                     with

                     INDEPENDENT AUDITORS' REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Renaissance Golf Products, Inc.

We have audited the accompanying balance sheet of Renaissance Golf Products, Inc. (the "Company") as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renaissance Golf Products, Inc. as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

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



                                            /s/  CORBIN & WERTZ

Irvine, California
February 20, 1998, except as to Note 12, which is as of April 1, 1998

                        RENAISSANCE GOLF PRODUCTS, INC.

                                 BALANCE SHEET

                               December 31, 1997

                                     ASSETS

Current assets:
 Cash and cash equivalents                                       $  775,854
 Accounts receivable, net of allowance for doubtful
  accounts of $397,971                                              987,321
 Inventories, net                                                   757,957
 Deposits made on inventory                                       1,167,026
 Prepaid expenses and other current assets                           57,510
                                                                 ----------
     Total current assets                                         3,745,668

Property and equipment, net                                          53,586

Other assets                                                         34,199
                                                                 ----------

                                                                 $3,833,453
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Revolving line of credit, net of discount                     $  3,637,487
 Current portion of notes payable                                   225,000
 Accounts payable                                                   460,226
 Accrued liabilities                                                114,673
 Accrued royalties                                                  118,355
                                                               ------------
     Total current liabilities                                    4,555,741

Notes payable, less current portion                                 200,000
                                                               ------------

     Total liabilities                                            4,755,741
                                                               ------------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock, $.01 par value, 150,000 shares authorized;
  250 shares issued and outstanding                                       3
 Common stock, $.001 par value, 40,000,000 shares
  authorized; 4,613,662 shares issued and outstanding                 4,614
 Common stock subscribed, 1,496,276 shares                            1,496
 Additional paid-in capital                                      14,795,509
 Accumulated deficit                                            (15,723,910)
                                                               ------------
     Total stockholders' deficit                                   (922,288)
                                                               ------------

                                                               $  3,833,453
                                                               ============

                 See accompanying independent auditors' report
                       and notes to financial statements

                        RENAISSANCE GOLF PRODUCTS, INC.

                           STATEMENTS OF OPERATIONS

                For The Years Ended December 31, 1997 and 1996

                                                    1997          1996
                                                -----------   -----------
Net sales                                       $ 5,375,160   $ 2,403,414

Cost of sales                                     4,821,704     2,487,947
                                                -----------   -----------

Gross profit (loss)                                 553,456       (84,533)

Selling, general and administrative expenses      2,391,659     2,424,791
                                                -----------   -----------

Operating loss                                   (1,838,203)   (2,509,324)

Other income (expense):
   Interest income                                    8,111         1,114
   Interest expense                                (332,467)      (43,747)
                                                -----------   -----------

         Total other income (expense)              (324,356)      (42,633)
                                                -----------   -----------

Loss before provision for income taxes and
 extraordinary item                              (2,162,559)   (2,551,957)

Provision for income taxes                             (800)         (800)
                                                -----------   -----------

Loss before extraordinary item                   (2,163,359)   (2,552,757)

Extraordinary gain from forgiveness of debt
 (net of income taxes of $0)                        318,228        11,325
                                                -----------   -----------

Net loss                                        $(1,845,131)  $(2,541,432)
                                                ===========   ===========

Net loss per common share                             $(.65)       $(1.75)
                                                ===========   ===========

Weighed average common shares outstanding         2,855,538     1,454,547
                                                ===========   ===========

                 See accompanying independent auditors' report
                       and notes to financial statements

                        RENAISSANCE GOLF PRODUCTS, INC.

                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                For The Years Ended December 31, 1997 and 1996


                             PREFERRED STOCK      COMMON STOCK    COMMON STOCK SUBSCRIBED  ADDITIONAL                  TOTAL
                            -----------------   ----------------  ------------------------  PAID-IN     ACCUMULATED  STOCKHOLDERS'
                             SHARES   AMOUNT    SHARES   AMOUNT      SHARES      AMOUNT     CAPITAL      DEFICIT    EQUITY (DEFICIT)
                            -------- --------  --------- -------  ----------   ----------- ----------- ------------ ---------------
Balance, January 1, 1996       250  $ 3        1,365,291  $1,365         -     $     -     $11,442,837 $(11,337,347) $   106,858

Common stock subscribed
  for cash                       -    -               -        -    953,125        953         761,547            -      762,500

Issuance of stock options        -    -               -        -          -          -         320,000            -      320,000

Net loss                         -    -               -        -          -          -               -   (2,541,432)  (2,541,432)
                               ---  ---       ---------   ------   --------     ------      ----------   ----------   ----------

Balance, December 31, 1996     250    3       1,365,291    1,365    953,125        953      12,524,384  (13,878,779)  (1,352,074)

Issuance of common stock,
  previously subscribed          -    -         953,125      953   (953,125)      (953)              -            -            -

Issuance of common stock
  for cash                       -    -         703,125      703          -          -         561,797            -      562,500

Issuance of common stock upon
  conversion of debt             -    -       1,607,816    1,608          -          -         802,300            -      803,908

Common stock subscribed upon
  conversion of debt             -    -               -        -  1,096,276      1,096         547,038            -      548,134

Common stock subscribed upon
  exercise of stock options      -    -               -        -    400,000        400         199,600            -      200,000

Issuance of stock options and
  warrants                       -    -               -        -          -          -         160,375            -      160,375

Fractional share adjustment as a
  result of reverse split        -    -         (15,695)     (15)         -          -              15            -            -

Net loss                         -    -               -        -          -          -               -   (1,845,131)  (1,845,131)
                               ---  ---       ---------   ------   --------     ------      ----------   ----------- -----------

Balance, December 31, 1997     250  $ 3       4,613,662   $4,614  1,496,276     $1,496     $14,795,509 $(15,723,910) $  (922,288)
                               ===  ===       =========   ======  =========     ======     =========== ============= ===========

                 See accompanying independent auditors' report
                       and notes to financial statements

                        RENAISSANCE GOLF PRODUCTS, INC.

                           STATEMENTS OF CASH FLOWS

                For The Years Ended December 31, 1997 and 1996

                                              1997          1996
                                          -----------   ------------
Cash flows from operating activities:
 Net loss                                 $(1,845,131)  $(2,541,432)
 Adjustments to reconcile net loss to
  net cash used
  in operating activities:
   Depreciation and amortization               28,081        82,636
   Provision for doubtful accounts            307,971      (110,000)
   Provision for allowance for                177,000       321,000
    inventory obsolescence
   Loss (gain) on sale of property and              -           689
    equipment
   Loss on write-down of impaired assets            -       177,861
   Loss on write-off of intangible asset            -         6,925
   Gain on forgiveness of debt               (318,228)      (11,325)
   Expense recorded in connection with
    non-employee options                       23,375       278,000
   Expense recorded in connection with         52,538             -
    discount amortization
   Changes in operating assets and
    liabilities:
     Accounts receivable                   (1,152,753)      701,827
     Inventories                             (586,317)      276,415
     Deposits on Inventory                 (1,167,026)            -
     Prepaid expenses and other current       (47,195)       34,891
      assets
     Other assets                             (13,056)        1,799
     Accounts payable and accrued            (130,971)      138,108
      liabilities
     Accrued royalties                        (65,791)     (403,356)
     Deferred revenue                               -        46,095
                                          -----------   -----------

 Net cash used in operating activities     (4,737,503)     (999,867)
                                          -----------   -----------

Cash flows from investing activities:
 Purchases of property and equipment          (32,460)            -
                                          -----------   -----------

Cash flows from financing activities:
 Net proceeds on lines of credit            3,763,949      (287,901)
 Net payments on long-term debt               (44,144)     (108,147)
 Proceeds from issuance of long-term
  debt to an officer
  of the Company                              225,000        50,000
 Proceeds from issuance of subordinated
  convertible
  debentures                                  562,500       762,500
 Proceeds from issuance of common stock       562,500             -
  for cash
 Proceeds from issuance of common stock             -       762,500
  subscriptions
 Proceeds from exercise of stock options      200,000             -
                                          -----------   -----------

 Net cash provided by financing             5,269,805     1,178,952
  activities                              -----------   -----------

Continued

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

                                                         1997      1996
                                                       --------  --------
Net change in cash and cash equivalents                 499,842   179,085

Cash and cash equivalents, beginning of year            276,012    96,927
                                                       --------  --------

Cash and cash equivalents, end of year                 $775,854  $276,012
                                                       ========  ========

Supplemental disclosures of cash flow information -
 Cash paid during the year for:
   Interest                                            $227,857  $ 27,199
                                                       ========  ========
   Income taxes                                        $    800  $    800
                                                       ========  ========

Supplemental schedules of non-cash investing and financing activities:

  During fiscal 1997, the Company converted $1,325,000 of convertible debt and $27,042 of related accrued interest into common stock and common stock subscribed. During 1997, $8,791 of notes payable, $41,714 of accounts payable and $267, 723 of accrued royalties were forgiven.

  During fiscal 1996, the Company converted $150,000 of accounts payable into a note payable.

  During fiscal 1996, the Company reclassed $8,418 of principal due on a note payable to accrued interest.











                 See accompanying independent auditors' report
                       and notes to financial statements

                        RENAISSANCE GOLF PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                For The Years Ended December 31, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Operations
--------------------

Renaissance Golf Products, Inc. (the "Company") assembles and distributes golf clubs and accessories. The Company's products are sold domestically and internationally under a license agreement with FILA Sport S.p.A. ("FILA").

Basis of Presentation
---------------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has a stockholders' deficit at December 31, 1997. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt and/or equity financing as may be required, to satisfy its debt and license covenants (see Notes 4 and 7) and ultimately to attain profitable operations. Management's plans to address these matters are as follows:

 .    Obtain additional financing through third party investors (see Note 12);

 .    Utilize its revolving loan to borrow to fund sales growth (see Note 4);

 .    Focus current marketing strategy on strength of bag and accessory product lines;

 .    Increase the marketing efforts of the ladies product lines;

 .    Refocus on historically profitable product lines; and

 .    Continue restructuring the operations of the Company.

Management of the Company believes that the proceeds from the additional financing as discussed in Note 12 and the revolving loan as discussed in Note 4 will enable the Company to fund operations through the end of fiscal 1998, although there can be no assurance that it will. The Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from the aforementioned sources, resolve its current debt and license covenant violations, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Concentrations of Credit Risk
-----------------------------

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

One customer accounted for 14% and 11% of net sales for the years ended December 31, 1997 and 1996, respectively. As of December 31, 1997, the Company had accounts receivable from two customers which represented 51% and 22%, respectively, of net accounts receivable.

Four vendors accounted for 19%, 17%, 15% and 14% of inventory purchases for the year ended December 31, 1997, respectively, and four vendors accounted for 22%, 20%, 11% and 10% of inventory purchases for the year ended December 31, 1996, respectively. No other vendor accounted for 10% or more of inventory purchases for these periods. As of December 31, 1997, the Company had accounts payable to one vendor which represented 25% of accounts payable. The Company believes that it could purchase such inventory from other vendors without a material adverse effect to the Company.

The Company had sales to foreign markets of approximately $103,000 (2%) and $679,000 (28%) for the years ended December 31, 1997 and 1996, respectively.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, revolving line of credit, notes payable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1997.

Cash Equivalents
----------------

For the purpose of the statements of cash flows, the Company considers cash equivalents to be highly liquid investments with remaining maturities when purchased of three months or less.

Inventories
-----------

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

Management evaluates the net realizable value of its inventories on a quarterly basis based on its forecasted sales, current backlog, anticipated demand and existing competition and provides a reserve accordingly. The Company increased its reserves by $177,000 and $321,000 for the years ended December 31, 1997 and 1996, respectively, based upon the Company's evaluations performed during those periods of the net realizable value of its inventories. Should an adverse change in the attributes which affect the carrying value of its inventories become known to management, management may consider alternative uses of the inventories or dispose of such inventories in such a manner to minimize the risk of financial loss to the Company.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Depreciation expense relating to property and equipment for the years ended December 31, 1997 and 1996 amounted to $28,081 and $82,636, respectively, of which $6,549 and $25,500, respectively, is included in cost of sales in the accompanying statements of operations.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. Gains or losses are recognized upon sale or disposal of assets.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
--------------------------------------------------------------

Management of the Company assesses the impairment of property and equipment by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts.
The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. There was no impairment of property and equipment identified during fiscal 1997. In fiscal 1996, management identified the impairment of certain property and equipment which resulted in a loss of $177,861, which was charged to selling, general and administrative expenses in the accompanying 1996 statement of operations.

Revenue Recognition
-------------------

Revenues on product sales are recognized upon shipment of the merchandise.

Stock-Based Compensation
------------------------

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

Advertising
-----------

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1997 and 1996 was $224,282 and $33,686, respectively.

Warranty Costs
--------------

Warranty expense for the years ended December 31, 1997 and 1996 was not significant.

Research and Development Expense
--------------------------------

Research and development costs are expensed as incurred and were not material for either of the years ended December 31, 1997 and 1996.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued
--------------------------------------------------------------

Income Taxes
------------

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

Limitations on Dividends
------------------------

Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of its accumulated deficit as of December 31, 1997.

Loss Per Common Share
---------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No.128"), "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Basic and diluted net loss per share are approximately the same.

New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Reverse Stock Split and Change in Authorized Shares
---------------------------------------------------

During November 1997, the Company effected a 4:1 reverse stock split. All share information has been adjusted to reflect the reverse stock split for both periods presented. The Company, during 1997, also amended its articles of incorporation to change its total authorized shares to 40,150,000 from 20,150,000.

Reclassifications
-----------------

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following at December 31, 1997:

     Component parts                                         $  639,265
     Finished goods - clubs                                     385,337
     Finished goods - bags and accessories                      546,851
     Consigned inventories                                       93,504
                                                             ----------
                                                              1,664,957

     Less inventory reserve                                    (907,000)
                                                             ----------

                                                             $  757,957
                                                             ==========

As of December 31, 1997, the Company has made cash deposits on inventory to be received in 1998 totaling $1,167,026.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 31, 1997:

     Manufacturing equipment and tooling                     $   62,963
     Office furniture and equipment                              47,382
     Computer equipment and software                            139,873
     Automotive equipment                                         6,942
     Leasehold improvements                                      32,884
                                                             ----------
                                                                290,044

     Less accumulated depreciation                             (236,458)
                                                             ----------

                                                             $   53,586
                                                             ==========

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 4 - LINES OF CREDIT
--------------------------------------------------------------------------------

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

In January 1997, the Company entered into a line of credit agreement with a bank in which the Company could borrow up to $400,000 in connection with the a letter of credit established in accordance with the FILA license agreement (see below). The line bore interest at the bank's prime rate plus 1.5% and was collateralized by essentially all of the Company's assets and was guaranteed by the Chairman of the Board of Directors. The line expired January 31, 1998.

In connection with the FILA license, the Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit was secured by the line of credit discussed above. The letter of credit expired January 31, 1998.

The FILA license agreement requires that a letter of credit is maintained annually in the amount of the minimum royalty payments outlined therein. Subsequent to year end, the Company had not received the letter of credit for the 1998 minimum royalty payments thereby placing them in default of the FILA Agreement (see Note 7).

The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender (see Note
9). Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts, and other assets of the Company. As of December 31, 1997, the Company had borrowed $3,763,949 on this revolving promissory note. The revolving credit line is shown net of the discount of $126,462 as discussed in Note 9. The line provides for

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 4 - LINES OF CREDIT, CONTINUED
-----------------------------------

various warranties, covenants and restrictions and other financial and non-financial matters requiring compliance on a continuing basis. Default on any warranty, covenant or restriction could effect the lender's commitment to lend, and if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the line. As of December 31, 1997, the Company was in default of certain warranties, covenants and restrictions, including the borrowing of funds substantially in excess of qualifying collateral.

NOTE 5 - LONG-TERM DEBT
-----------------------

Notes payable at December 31, 1997 consist of the following:

Unsecured note payable to an officer of the Company, bearing interest at
 10% per annum, all unpaid interest and principal due June 30, 1999                $  50,000

Unsecured note payable to a vendor/related party bearing interest at 10%
 per annum, all unpaid interest and principal due June 30, 1999.                     150,000

Unsecured note payable to a stockholder bearing interest at 12% per annum,
 all unpaid interest and principal due June 30, 1998.                                225,000
                                                                                   ---------
                                                                                     425,000

Less: current maturities                                                            (225,000)
                                                                                   ---------

                                                                                   $ 200,000
                                                                                   =========

Annual maturities of long-term debt are as follows:

        YEARS ENDING
         DECEMBER 31,
        -------------
            1998                                   $ 225,000
            1999                                     200,000
            2000                                           -
            2001                                           -
            2002                                           -
                                                    --------
                                                    $425,000
                                                    ========

Total interest expense incurred in connection with the related party debt was $35,750 and $7,674 for the year ended December 31, 1997 and 1996, respectively.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 6 - EXTRAORDINARY GAINS ON FORGIVENESS OF DEBT
---------------------------------------------------

During 1995, the Company entered into a royalty agreement with a Japanese distributor who designs clubs for Asian markets and distributes using the FILA name and trademark. Royalties due to the Company related to such agreement are 9% on sales of bags, head covers and gloves designed and distributed by the Japanese distributor. In connection with the royalty agreement, the distributor agreed to prepay $280,048 which will be credited against future royalty payments due to the Company from the distributor. During fiscal 1996, the distributor
advanced the Company additional amounts of $94,274.    In fiscal 1997, the third
party released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The Company recorded an extraordinary gain on forgiveness of debt in the amount of $267,723 in the 1997 statement of operations related thereto.

In addition, during 1997 and 1996, certain other vendors forgave certain payables. The Company recorded $50,505 and $11,325 as extraordinary gains on forgiveness of debt for the years ended December 31, 1997 and 1996, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------

The Company leases its office and certain equipment under several non-cancelable lease agreements accounted for as operating leases expiring through November 2001. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

Minimum rental payments under non-cancelable operating leases on certain equipment are as follows:

           YEARS ENDING
           DECEMBER 31,
              1998             $103,542
              1999              103,542
              2000                2,772
              2001                1,842
                               --------

                               $211,698
                               ========

Rent expense totaled approximately $98,000 and $91,000 for the years ended December 31, 1997 and 1996, respectively. It is expected that expiring leases will be renewed in the ordinary course of business.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Royalty and Licensing Agreements
--------------------------------

FILA License
------------

The Company had an exclusive licensing agreement with FILA to use the FILA name and trademark for the Company's golf clubs, bags and various other golf accessories for sale in the United States, Japan and certain other countries. The initial term of the agreement originally expired December 31, 1995, but had been extended by FILA to December 31, 2000. The agreement was terminated on June 30, 1996, as the Company was in default of the obligations under the agreement. In October 1996, the Company entered into a new licensing agreement which granted the Company the exclusive license to use the FILA name and trademark for hard products, as defined, for sale in the United States and foreign countries, excluding Asia and a non-exclusive license to use the FILA name and trademark for soft products, as defined, for sale in the United States and foreign countries, excluding Asia. The new license agreement expires December 31, 2000 and can be renewed for an additional five-year period provided that the Company is not in default of any obligation under the agreement. The FILA licensing agreement was not impacted by the change of control as a result of the equity transactions discussed in Notes 8 through 10. Royalty expense under this agreement was $400,000 and $429,167 for the years ended December 31, 1997 and 1996, respectively. There were no royalties due to FILA at December 31, 1997.

The terms of the revised licensing agreement include, among others, the following:

Minimum royalty payments during the remainder of the initial term are as follows:

            1998    $  500,000
            1999       600,000
            2000       700,000
                    ----------

                    $1,800,000
                    ==========

Percentage royalty payments are due if such amounts exceed the minimum royalty payments and are based on annual sales as follows:

     Sales up to $7,500,000                  6.0%
     Sales from $7,500,001 to $15,000,000    5.5%
     Sales over $15,000,000                  5.0%

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

FILA can terminate the license if the Company does not have annual sales of licensed product equal to or exceeding the following amounts for the respective years:

            1998    $6,250,000
            1999     7,500,000
            2000     8,333,333

The Company must expend annually not less than five percent of net sales for advertising and not less than three percent of net sales for promotions. The Company was not in compliance with this covenant for the year ended December 31, 1997.

The Company shall not offer discounts on current products greater than twenty-five percent (25%) without first obtaining approval from FILA. The Company shall not sell discontinued product lines at a discount exceeding fifty percent (50%).

The Company must establish an irrevocable letter of credit for the minimum annual royalty for each contract year which shall be renewed annually for the
minimum annual royalty for each subsequent contract year.   The Company has not
renewed its letter of credit that expired January 31, 1998 and, therefore, is not in compliance with this covenant as of the issuance of these financial statements. The Company shall pay one fourth ( 1/4) of the minimum annual royalty to FILA fifteen (15) days prior to the end of each quarter. If the Company fails to make the required payment, FILA may draw the required payment amount from the letter of credit on the last day of the quarter.

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

FILA may terminate the agreement in whole, or in part, upon the occurrence of certain events, including the following:

 .    Failure to perform or otherwise materially breach any of the obligations under the agreement and there is no remedy within 30 days of the receipt of written notice of intent to terminate the agreement from FILA.

 .    Failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance or meet established guidelines for quality control.

 .    Failure to meet advertising, promotional and/or sales targets within a country included in the territory, as defined.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

 .    Sale or disposal of substantially all of the Company's business or assets to a third party or transfer of control of the Company to a third party or the cessation of an employment relationship with Miles Doody.

Further, FILA may terminate the license agreement if the Company's financial condition becomes unstable, as evidenced by, among other matters, insolvency or the Company's inability to pay its debts as they become due.

As discussed above, the Company is currently not in compliance with certain of its covenants pursuant to the FILA license. FILA currently has the right to terminate the agreement. The loss of the license would have a material adverse effect on the Company's operations. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Japanese Sublicense
-------------------

FILA granted an exclusive licensing agreement to Kanebo, Ltd. ("Kanebo") covering Japan, prior to granting the Company its licensing agreement. This licensing agreement gave Kanebo an exclusive right and license to use FILA trademarks in connection with the manufacture and sale of certain items including golf bags, head covers and gloves sold in Japan, but not including golf clubs or balls. Accordingly, the Company entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, head covers and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's license agreement with FILA. Royalty expense in connection with this sublicense was zero and $26,766 for the years ended December 31, 1997 and 1996, respectively. Past due royalties related to the sublicense agreement totaled $118,355 at December 31, 1997.

License Agreement for Latitude Irons
------------------------------------

The Company had a licensing agreement with a third party for the sale of certain golf club heads. The Company was obligated to pay a $2.00 royalty on sales of licensed club heads. The term of the agreement was an initial period of three years ending on October 31, 1996, which was extendible at the option of the Company in one year increments. The Company did not exercise its option to renew therefore, the agreement expired on October 31, 1996. The third party has released the Company from any obligations and requires no additional services from the Company.

PGA of Europe License
---------------------

The Company had a license agreement with the PGA of Europe in which the Company was granted the exclusive, worldwide right to use the PGA of Europe trademark and logo on all printed material and equipment related to golf clubs, putters, golf bags, and certain other related golf accessories. In consideration for the license grant, the Company agreed to pay a royalty to the PGA of Europe equal to 5% of the net sales price of products bearing the PGA of Europe trademark sold by the Company, with a minimum annual royalty of (Pounds)30,000 (approximately
$49,500 at current exchange rates).   Royalty expense in connection with this
license agreement was $11,648 for the year ended December 31, 1996. The PGA of Europe license expired on March 31, 1996.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 7 - COMMITMENTS AND CONTINGENCIES, CONTINUED
-------------------------------------------------

Employment Agreement
--------------------

In October 1996, the Company entered into an employment agreement with a certain officer which calls for a base salary of $48,000 and a commission equal to one percent (1%) of adjusted gross sales, as defined, for a three-year period with a one-year renewal option. In addition, the agreement provided for the issuance of stock options (see Note 8). During 1997, the employment agreement was verbally amended to delete the commission provisions.

Letters of Credit
-----------------

In connection with the FILA license discussed above, the Company is required to establish a letter of credit with an accredited Italian bank in the amount of $500,000, the minimum royalty for fiscal 1998. As of the date of this report, the Company has not established the required letter of credit and is in violation of the provisions of the FILA license agreement.

NOTE 8 - STOCK OPTIONS
----------------------

In July 1993, the Board of Directors adopted, and the stockholders approved, the 1993 Omnibus Stock Option Plan ("1993 Plan") which is intended to provide incentives to key employees, directors, consultants and others. Pursuant to the 1993 Plan, up to 150,000 shares may be granted on a discretionary basis by the Board of Directors in the form of incentive stock options for full-time employees and directors and non-statutory stock options for non-employees.

In July 1993, incentive stock options were granted to certain officers and directors for the purchase of 100,000 shares of the Company's common stock at $16.00 per share. Of these options, 40,000 were canceled in October 1996. The remaining 60,000 options are fully vested as of December 31, 1997, and expire July 12, 1998, or upon termination of employment.

In January 1994, non-statutory stock options were granted outside of the 1993 Plan to professional golfers for the purchase of 6,375 shares of the Company's common stock at $13.00 per share. Of these options, 3,875 vested on issuance and 2,500 were to vest based on the golfers achieving certain performance goals (the 2,500 were canceled). The remaining 3,875 options expire at various dates from January 1, 1998 through January 1, 1999. No non-statutory stock options expired during the year ended December 31, 1997.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 8 - STOCK OPTIONS, CONTINUED
---------------------------------

In June 1994, incentive stock options were granted outside of the 1993 Plan to certain employees for the purchase of 9,625 shares of the Company's common stock at $10.00 per share. These options vested ratably on October 15, 1994, 1995 and 1996 and expire June 14, 1999, or upon termination of employment. Of these options, 2,500 were canceled during fiscal 1995 and 6,250 expired during 1997.

In May 1995, non-statutory stock options were granted outside of the 1993 Plan for various consulting services provided to the Company for the purchase of 110,250 shares of the Company's common stock at prices ranging from $4.00 to $10.00 per share, the estimated fair market value (or greater) of the Company's common stock at the date of grant. These options expire at various dates from December 31, 1995 to March 31, 2000 and vested immediately. During the year ended December 31, 1995, 25,000 of such options expired and 11,500 of such options were exercised. During the year ended December 31, 1996, non-statutory stock options totaling 61,250 expired and 12,500 were canceled. None of these non-statutory stock options were outstanding as of December 31, 1996.

In August 1995, non-statutory stock options were granted to non-employee members of the Company's Board of Directors for services rendered during 1995 and previous years for the purchase of 50,000 shares of the Company's common stock at $4.00 per share, the estimated fair market value of the Company's stock at the date of grant. These options expired on December 31, 1996.

In October 1996, non-statutory stock options were granted outside of the 1993 Plan to non-employee members of the Company's Board of Directors and various consultants for services provided to the Company for the purchase of 1,700,000 shares of the Company's common stock at $0.50 per share. These options expire on December 31, 2006. These options were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Note 10. These options were not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. The Company expensed $14,000 and $203,000 during the years ended December 31, 1997 and 1996, respectively, in connection with the issuance of these options. An additional $14,000 of expense will be recorded during the year ending December 31, 1998 in connection therewith. During 1997, 400,000 of such options were exercised for cash. An additional 1,050,000 options were granted to non-employees in connection with the 1996 private placement. Because the private placement consisted of 50% debt and 50% equity, one-half of the 1,050,000 options were attached to the debt piece and an original issue discount was recorded. Accordingly, the Company recorded $42,000 of debt issuance costs, which was being amortized over the life of the related debt. Because the debt was converted to equity during 1997, the $42,000 was amortized in its entirety to interest expense during 1997.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 8 - STOCK OPTIONS, CONTINUED
---------------------------------

In October 1996, incentive stock options were granted outside of the 1993 Plan to certain officers and key employees for the purchase of 1,377,000 shares of the Company's common stock at $0.50 per share. Of these options, 717,000 vest upon the earlier of achieving certain performance goals or ratably over ten years and 660,000 were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in
Note 10. These options were not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. These options expire on December 31, 2006. During 1997, 6,000 of such options were canceled.

In October 1996, the Company granted to a director an option to acquire 200,000 shares of common stock at an exercise price of $0.50 per share and an option to acquire 150,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The Company also granted to another director an option to acquire 1,000,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The options vested immediately and expire December 31, 2006. These options were not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $.50 per share, the trading price of the Company's common stock ($.125) prior to the private placement discussions, times four. The Company expensed $75,000 during 1996 in connection with the issuance of these options.

In September 1997, the Company granted non-qualified options outside of the 1993 Plan to acquire 281,000 shares of common stock at $1.25 per share to employees of the Company and 18,750 shares of common stock at $1.25 per share to non-employees of the Company. Of the employee options, 195,000 vest upon the earlier of achieving certain performance goals or ratably over ten years, 56,000 vested immediately, and 30,000 vest ratably over a three-year period. The non-employee options vested immediately. None of these options were subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $1.25 per share, the trading price of the Company's common stock ($0.3125) at the date of grant, times four. The aforementioned options expire September 15, 2007. The Company recorded $9,375 in consulting expense during 1997 as a result of the issuance of the non-employee options.

In October 1997, the Company granted non-qualified options outside of the 1993 Plan to acquire 500,000 shares of common stock at $3.00 per share to employees of the Company. None of these options were subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $2.63 per share, the trading price of the Company's common stock ($0.65625) at the date of grant, times four. The aforementioned options all vested immediately and expire October 27, 2007.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 8 - STOCK OPTIONS, CONTINUED
---------------------------------

A summary of stock option activity for 1997 and 1996 follows:

                                          1993 PLAN          OUTSIDE PLAN           PRICE
                                       ----------------    ----------------    -----------------
Balance at January 1, 1996                  150,000              84,750           $4.00-16.00

Granted                                           -           5,477,000              .50-1.00
Expired/canceled                            (90,000)            (73,750)           4.00-16.00
Exercised                                         -                   -                     -
                                            -------           ---------           -----------

Balance at December 31, 1996                 60,000           5,488,000             .50-16.00

Granted                                           -             799,750             1.25-3.00
Expired/canceled                                  -             (12,250)            .50-10.00
Exercised                                         -            (400,000)                  .50
                                            -------           ---------           -----------

Balance at December 31, 1997                 60,000           5,875,500           $ .50-16.00
                                            =======           =========           ===========

Exercisable at December 31, 1997             60,000           5,010,600           $ .50-16.00
                                            =======           =========           ===========

Pro Forma Stock Option Information
----------------------------------

Pro forma information regarding net income (loss) is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 as discussed herein. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: stock price, as determined by the Board of Directors, of between $.50 and $2.63 per share; a risk-free interest rate of 6.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of between 40.0% and 72.0%; and expected term of two and one-half years.

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

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 8 - STOCK OPTIONS, CONTINUED
---------------------------------

For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows.

                           1997          1996
                        -----------   -----------
 Net loss:
     As reported        $(1,845,131)  $(2,541,432)
     Pro forma          $(2,459,507)  $(2,647,032)

 Net loss per share:
     As reported        $     (0.65)  $     (1.75)
     Pro forma          $     (0.86)  $     (1.82)

NOTE 9 - STOCK WARRANTS
-----------------------

The Company is authorized to issue Class A, B, C, D, E, F and G warrants. In connection with the offering of convertible debentures, bridge financing arrangements and the initial public offering completed prior to 1995, the Company issued warrants which expire between November 15, 1996 and November 15, 1998. The only warrants that remain outstanding as of December 31, 1997 are the
Class A as discussed below.   The terms of the warrants are summarized as
follows:

 .    Class A warrants entitle the holder to purchase one share of common stock at a price of $10.70 (as adjusted) per share. The warrants are exercisable for five years from the date of issuance and may be redeemed by the Company at $.01 per warrant if the closing bid price of the common stock exceeds $9.00 for 10 consecutive trading days. As of December 31, 1997, 852,060 (as adjusted) Class A warrants are outstanding which expire November 15, 1998.

 .    Class B warrants entitle the holder to purchase one share of common stock at a price of $16.00 per share. The warrants are exercisable for three years beginning one year from the date of issuance. During 1996, 211,063 Class B warrants expired.

 .    Class C warrants entitle the holder to purchase one share of common stock for $34.00 per share. The warrants are exercisable beginning January 1, 1995 for two years unless extended by the Board of Directors.

 .    Class D warrants entitle the holder to purchase one share of common stock for $18.00 per share. The warrants are exercisable for one year from the date of issuance.

 .    Class E warrants entitle the holder to purchase one share of common stock for $22.00 per share. The warrants are exercisable for one year from the date of issuance.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 9 - STOCK WARRANTS, CONTINUED
----------------------------------

 .    Class F warrants entitle the holder to purchase one share of common stock for $14.00 per share. The warrants are exercisable from the date of issuance and expire December 31, 1997.

 .    Class G warrants were issued with a private placement memorandum in January
     1995 and entitle the holder to purchase one share of common stock for $10.00 per share. The warrants are exercisable for 18 months from the date of issuance. During 1995, in connection with a private placement memorandum, the Company issued 313 Class G warrants. All of these warrants expired as of October 6, 1996.

During 1997, the Company granted 400,000 warrants to acquire shares of the Company's common stock at exercise prices ranging from $1.50 to $3.00 to a lender (see Note 5). The warrants are not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $2.63 per share, the trading price of the Company's common stock ($0.65625) at the date of grant, times four. The warrants expire December 31, 2002, are immediately exercisable and carry piggy-back registration rights. The Company recorded an original issue discount of $137,000 as a result of the issuance of these warrants which will be amortized over the twenty-six month life of the debt. During 1997, approximately $11,000 of the discount was amortized to interest expense.

NOTE 10 - STOCKHOLDER'S DEFICIT
-------------------------------

In January 1995, the Company issued a private placement memorandum offering 15,000 units at $100 per unit, each unit consisting of one share of Series A preferred stock and five Class G warrants. Each share of the Series A preferred stock is convertible into 12.5 shares of common stock. The offering originally terminated on April 30, 1995, but was extended by the Company through December 31, 1995. A total of 250 units were sold for proceeds totaling $25,001.

In October 1996, the Company issued a private placement memorandum offering 100 units at $25,000 per unit, each unit consisting of 15,625 shares of common stock and a subordinated convertible debenture with a face value of $12,500. During 1996, the Company had sold 61 units and raised $762,500 from the private placement memorandum offering relating to the sale of common stock. An equivalent amount was raised in the form of subordinated convertible debentures. During 1997, the Company sold the remaining units, plus an additional 6 units, for proceeds totaling $562,500 and an equivalent amount of subordinated convertible debentures. On December 15, 1997, the debt, plus accrued interest, totaling $1,352,042, was converted into 2,704,092 shares of common stock. As of December 31, 1997, 1,096,276 of such shares were not yet issued and have been reflected as subscribed in the accompanying 1997 statement of stockholders' equity (deficit).

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 11 - PROVISION FOR INCOME TAXES
------------------------------------

The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following:

                                                  CURRENT                DEFERRED                TOTAL
                                              ----------------       ---------------       ----------------
Year ended December 31, 1997:
        U.S. Federal                           $             -          $         -           $          -
        State and local                                    800                    -                     800
                                              ----------------       ---------------        ---------------
                                               $           800          $         -           $         800
                                              ================       ===============        ===============

Year ended December 31, 1996:
        U.S. Federal                           $             -          $         -           $           -
        State and local                                    800                    -                     800
                                              ----------------       ---------------        ---------------
                                              $            800         $          -           $         800
                                              ================       ===============        ===============

Income tax expense was $800 for each of the years ended December 31, 1997 and 1996, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                              1997                        1996
                                                          -----------                 -----------
Computed "expected" benefit                               $  (735,270)                $  (867,665)
Increase (reduction) in income taxes resulting from
 Change in valuation allowance for deferred tax assets        728,559                   1,041,364
 Non-deductible expenses                                        2,590                      52,635
 Change in deferred tax assets                                  4,393                    (229,911)
 Other                                                              -                       3,849
 State taxes, net of benefit                                      528                         528
                                                          -----------                 -----------

                                                           $      800                 $       800
                                                           ==========                 ===========

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996

NOTE 11 - PROVISION FOR INCOME TAXES, CONTINUED
-----------------------------------------------

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1997 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful accounts     $   158,530
  Inventories, principally due to allowance for obsolete inventory                361,243
  Compensated absences, principally due to accrual for financial reporting
    purposes                                                                            -
  Property, primarily due to differences in depreciation methods                    1,610
  Compensation expense relating to options granted to employees and
    consultants not currently deductible                                          115,484
  State taxes, net of benefit                                                         272
  Other                                                                            22,735
  Net operating loss carryforwards                                              4,385,049
                                                                              -----------

     Total gross deferred tax assets                                            5,044,923

     Less valuation allowance                                                  (5,044,923)
                                                                              -----------

     Net deferred tax assets                                                  $         -
                                                                              ===========


The valuation allowance for deferred tax assets as of January 1, 1997 was $4,316,364. The net change in the total valuation allowance for the year ended December 31, 1997 was an increase of $728,559.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $11,878,289 and $5,937,733 available to offset future taxable Federal and state income, respectively. The Company's utilization of California state operating loss carryforwards is unlikely due to the Company's move to Utah in early 1998. The carryforward amounts expire in varying amounts between 1998 and 2012.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 12 - SUBSEQUENT EVENTS
---------------------------

Consulting Agreement
--------------------

In January 1998, the Company entered into a consulting agreement with a producer of direct response television promotions for fitness equipment, whereby the Company acquired the exclusive right to sell a fitness product within the United States and throughout the world. The consulting arrangement calls for the Company to pay commissions of up to 8% of net sales, as defined, related to sales of a certain product line.

Private Placement
-----------------

Effective March 2, 1998, the Company initiated a private placement offering of up to 550,000 units with an over-allotment provision of up to an additional 250,000 units. Each unit consists of one share of the Company's common stock and a warrant to acquire one share of the Company's common stock at an exercise price of $5.00 per share. The offering price per unit is $3.00. The warrants are exercisable at any time until December 31, 2002 and are subject to redemption by the Company at $.01 per warrant if the Company's common stock trades for a period of 20 consecutive days at or above $7.00 per share. As of March 31, 1998, the Company had raised $900,000 upon the sale or subscription of 300,000 units (300,000 shares of common stock at $3.00 per share and 300,000 warrants). An additional $390,000 (130,000 units) had been subscribed for as of April 15, 1998 (unaudited).

Employee Stock Options
----------------------

On March 17, 1998, the Board of Directors granted an employee 500,000 options at an exercise price of $4.25 for the employee's efforts during the past year in securing adequate financing for the Company to permit ongoing operations and efforts in guiding the growth of the Company. The options are exercisable at any time on or before March 17, 2008 and are not subject to price adjustment.

Rights Agreement
----------------

On March 27, 1998, the Company entered into an agreement to purchase certain golf ball inventory and exclusive rights to sell a line of golf balls in exchange for a payment of $210,000. The Company must buy a minimum number of golf balls per month to maintain its rights.

Business Acquisitions
---------------------

The World Golf Federation, Inc.

Effective April 1, 1998, the Company entered into an asset purchase agreement (the "Agreement") with The World Golf Federation, Inc. ("WGFI"). Pursuant to the Agreement, the Company will acquire certain assets, properties and rights, as defined, of WGFI in exchange for the issuance by the Company of 175,000 shares of its common stock and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5.00 per share) based upon achievement of certain revenue milestones, as defined.

                        RENAISSANCE GOLF PRODUCTS, INC.

                For The Years Ended December 31, 1997 and 1996


NOTE 12 - SUBSEQUENT EVENTS, CONTINUED
--------------------------------------

The Ball Marketing Co. L.L.C.

Effective April 1, 1998, the Company entered into an asset purchase agreement (the "Agreement") with The Ball Marketing Co. L.L.C. ("BMC"). Pursuant to the Agreement, the Company will acquire certain assets, properties and rights, as defined, of BMC in exchange for the issuance by the Company of 75,000 shares of its common stock and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5.00 per share) based upon achievement of certain revenue milestones, as defined.

Class A Warrants
----------------

On April 3, 1998, the Company sent notice to the existing Class A warrantholders that for each warrantholder who agrees to amend their warrant agreement to provide for a redemption price of $7.00 per share, down from $9.00 per share, and waive any further price adjustments to the warrant, the Company will reduce the warrant exercise price to $5.50 per share. Other than as agreed, no other modifications to the warrant agreement will be made and the expiration date will remain November 15, 1998.