Form 10KSB/A
period 1997-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1998-04-30
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

        _______________________________________________________________
                                FORM 10-KSB/A
(Mark One)

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

  The Company has also recently acquired the assets of two companies; The Ball Marketing Company LLC. ("BMC"), and the World Golf Federation ("WGF") for shares of the Company's stock. With the acquisition of BMC and WGF, the Company intends to launch into the golf ball and golf tour markets. Through the business acquired from WGF, the Company will market and conduct golf tour events throughout the country. WGF has developed a handicapping system for golf which assists in leveling the playing field for golfers of all handicaps. WGF, now knows as the "Fila World Golf Tour," is dedicated to fostering honesty and integrity within the game of golf. Marketing of golf tour events occurs principally through word-of-mouth. Participants invite friends and golfing acquaintances to participate in tour events. Individuals pay monthly dues which entitle them to play in tour events. As tour participants bring in other players, such participants become entitled to receive a distributor's commission for new tour registrants. Each tour event utilizes the Company's proprietary handicapping system to determine event winners who receive cash, prizes, or both.

  In conjunction with the Fila World Golf Tour, the Company, through the acquisition of BMC's assets, is positioned to market golf balls at its tour events. The line of "World Tour" golf balls are USGA approved and available exclusively through the Company. Network marketing provides the primary means of distribution for the World Tour balls. Interested individuals are encouraged to become independent distributors of the golf balls. The Company provides a number of programs whereby participants can subscribe to receive golf balls each month on an auto-ship basis. The Company believes the businesses of BMC and WGF can be effectively combined to create a novel marketing vehicle in the golfing industry to increase golf tournament participation and to distribute golf balls and other golf related products.

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


  In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. The Company intends to close the offering at the end of April 1998. To April 15, 1998 a total of approximately 430,000 units have been subscribed for a total of $1,300,000 raised. Through the private placement the Company offered for sale up to a maximum of 550,000 units, with an over-allotment of 250,000 units, each unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per unit. The Company offered a minimum of 5,000 units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the

Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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

  Company management has determined that its recent move into mass merchandise retail provides the Company with a distribution network that will permit, not only the distribution of golf products, but also general fitness related products. Entry into the general fitness products market will permit the Company to begin moving beyond marketing only products bearing the Fila brand name.

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

  As innovative marketing has become a primary focus of the Company, management has been actively pursuing new marketing avenues and new products. The acquisition of BMC and WGF's assets and businesses represent a new marketing approach being seized upon by the Company. Historically golf balls have been marketed using expensive professional golfer endorsements and industry specific advertising. The businesses of BMC and WGF combined, provide the Company with the opportunity to market tournament play, golf balls, and other products by word-of-mouth through golfers as independent network distributors on and off the golf course. Funds which the Company would typically spend on endorsements and advertising to market products provide the means for the Company to pay commissions to independent distributors for their marketing efforts while keeping the price of products competitive with highly endorsed and advertised products. The Fila Golf Tour also provides the Company with a cost-effective marketing vehicle to have the Fila name seen on golf courses throughout the country to help raise the awareness of the Fila brand name in the golf industry.

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

     .Golf Ball Marketing. The Company through its recent acquisition of BMC has an exclusive agreement with Cayman Golf, a golf ball manufacturer, to market and distribute its golf balls. Cayman currently produces four types of golf balls, including an innovative 4-piece golf ball, all of which appear on the United States Golf Association's and St. Andrew's approved golf ball lists. The Company intends to utilize the expertise of Cayman to supply new and innovative golf ball products to the Company for distribution.

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

     Further, Fila Sport may terminate the License Agreement if the Company's financial condition becomes unstable, as evidenced by, among other matters, insolvency or the Company's inability to pay its debts as they become due. Currently, the Company is not on notice to cure any breach under the License Agreement. The Company is currently not in compliance with certain provisions of the License Agreement. In the event the Company is not able to come into compliance within 30 days of receiving written notice from Fila Sport, the License Agreement could be terminated. Such termination would have a materially adverse effect on the Company's operations. The Company is not currently on notice of non-compliance and believes it could comply within the notice period.

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

     The following table sets forth, for the period from January 1996 to March 1998, the high and low bid quotations for the Common Stock during the three most recent fiscal years as reported by the OTC Bulletin Board from November 4, 1995, to the date of this Annual Report, and the NASDAQ Small Cap Market prior to November 4, 1995. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions. The table reflects the price as adjusted for the 1997 4:1 Reverse Split.

COMMON STOCK PRICE ACTUAL AND ADJUSTED

                      High            Low
                      ----            ---
   1998
   ----
1st Quarter           4.687          2.937

   1997*
   ----
1st Quarter           2.625          1.248
2nd Quarter           2.125          1.124
3rd Quarter           2.624           1.00
4th Quarter           4.375           1.50

   1996*
   ----
1st Quarter            1.00            .75
2nd Quarter           2.154            .50
3rd Quarter            2.25            .50
4th Quarter            1.50           8.75

______________________
 * Prices represent the pre-Reverse Split price quote multiplied by four for periods before the third quarter of 1997 during which quarter the price as quoted on the Bulletin Board began reflecting the Reverse Split. The figures do not take any other factors into account in determining the stock price.

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

     Cost of sales decreased from $4,061,000 for the year ended December 31, 1995 to $2,488,000 for the comparable period in 1996, a decrease of $1,573,000 or 39%. The gross profit margin decreased from 19% for the year ended December 31, 1995 to (4%) for the comparable period in 1996. This decrease was due primarily to lower margins and discounts given on certain product lines. In addition, lower margins can be attributed to an increased in the reserve for obsolete inventory to $730,000 as of December 31, 1996 as compared to $409,000 for the comparable period in 1995.

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

     In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. The Company intends to close the offering at the end of April 1998. To April 15, 1998 a total of approximately 430,000 units have been subscribed for a total of $1,300,000 raised. Through the private placement the Company offered for sale up to a maximum of 550,000 Units, each Unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per Unit. The Company offered a minimum of 5,000 Units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive Trading Days, ending not earlier than

10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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

     The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's Common Stock were issued which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire
December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts, and other assets of the Company. As of December 31, 1997, the Company had borrowed $3,637,487 on this revolving promissory note.

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

     Edward B. Paulsen has served as Assistant Secretary of the Company since October 1997. Since February 1996, Mr. Paulsen has been an associate with the law firm of Gibson, Haglund & Johnson. From April 1995 to February 1996, Mr. Paulsen was an associate with the law firm of Taylor, Ennenga, Adams & Lowe in Salt Lake City, Utah, and from August 1990 to March 1995 he was as associate with the law firm of Chapman, Fuller & Bollard in Irvine, California. Mr. Paulsen received a B.S. degree in accounting from Brigham Young University and a J.D. degree from the University of Utah College of Law.

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


ITEM 10.  EXECUTIVE COMPENSATION

     The Company incorporates herein by reference the information concerning executive compensation contained in the 1998 Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

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