Form 10QSB
period 1998-03-31
RENAISSANCE GOLF PRODUCTS INC
filed 1998-05-20
CIK 912592

_______________________________________________________________________________
________________________________________________________________________________

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(MARK ONE)

(X)        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                      OR

(_)             TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
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

          12187 S. BUSINESS PARK DRIVE, SUITE 100, DRAPER, UTAH 84020
                    (Address of Principal Executive Offices)

                                 (801) 501-0200
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No_____
   ------

As of March 31, 1998, the registrant had 6,634,938 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one);
Yes______ No   X
            -------
________________________________________________________________________________
________________________________________________________________________________

                        RENAISSANCE GOLF PRODUCTS, INC.

                               TABLE OF CONTENTS
======================================================================

                                                   PAGE

 PART 1.  FINANCIAL INFORMATION
 Item 1. Financial Statements:

 Balance Sheets as of March 31, 1998
 and December 31, 1997                                 1

 Statements of Operations for the three months
 ended March 31, 1998 and 1997                         2

 Statements of Cash Flows for the three months
 ended March 31, 1998 and 1997                         3

 Notes to Financial Statements                         4

 Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations         6

 PART II. OTHER INFORMATION                            9

 SIGNATURES                                           10


=====================================================================

                                    PART I
                             FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

=======================================================================================================
                                                                       March 31,          December 31,
                                                                            1998                  1997
                                                              -------------------    ------------------
                                                                 (unaudited)             (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                               $160,740              $775,854
Accounts receivable, net                                                 783,499               987,321
Inventories, net                                                       4,027,831             1,924,983
Prepaid expenses                                                         125,661                57,510
                                                              -------------------    ------------------
      Total current assets                                             5,097,731             3,745,668

PROPERTY AND EQUIPMENT, net                                               46,026                53,586
OTHER ASSETS                                                              54,571                34,199
                                                              -------------------    ------------------
            Total  assets                                             $5,198,328            $3,833,453
                                                              -------------------    ------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Revolving line of credit, net of discount                             $4,516,702            $3,637,487
Accounts payable                                                         347,915               460,226
Accrued liabilities                                                      139,474               114,673
Accrued royalties                                                        130,855               118,355
Current portion of notes payable                                         225,000               225,000
                                                              -------------------    ------------------
      Total current liabilities                                        5,359,946             4,555,741
                                                              -------------------    ------------------

Notes Payable, less current portion                                       50,000               200,000
                                                              -------------------    ------------------

STOCKHOLDERS' DEFICIT:
Preferred stock, $.01 par value, 150,000 shares
      authorized;  250 issued and outstanding                                  3                     3
Common stock, $.001 par value,  40,000,000 shares
      authorized; 6,634,938 and 4,613,662 issued and
      outstanding as of 3-31-98 and 12-31-97, respectively                 6,635                 4,614
Common stock subscribed, 295,000 and 1,496,276 shares as
      of 3-31-98 and 12-31-97, respectively                                  295                 1,496
Additional paid-in capital                                            16,006,039            14,795,509
Accumulated deficit                                                  (16,224,590)          (15,723,910)
                                                              -------------------    ------------------
      Total stockholders' deficit                                       (211,618)             (922,288)
                                                              -------------------    ------------------

            Total liabilities and stockholders' deficit               $5,198,328            $3,833,453
                                                              ===================    ==================

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
===============================================================================

                                                                        1998                  1997
                                                            -----------------     -----------------
                                                                (unaudited)           (unaudited)
NET SALES                                                           $671,873              $430,800
COST OF SALES                                                        462,279               231,327
                                                            -----------------     -----------------
      Gross profit                                                   209,594               199,473

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                                          566,408               386,332
                                                            -----------------     -----------------
   Operating loss                                                   (356,814)             (186,859)

OTHER INCOME (EXPENSE):
Miscellaneous                                                             58                    91
Interest income                                                        3,372                 1,745
Interest expense                                                    (146,496)              (37,970)
                                                            -----------------     -----------------
      Net other expense                                             (143,066)              (36,134)
                                                            -----------------     -----------------

LOSS BEFORE INCOME TAX EXPENSE                                      (499,880)             (222,993)

PROVISION FOR INCOME TAXES                                              (800)                 (800)
                                                            -----------------     -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                      (500,680)             (223,793)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                                     0               283,124
                                                            -----------------     -----------------

NET INCOME (LOSS)                                                  ($500,680)              $59,331
                                                            =================     =================

EARNINGS PER SHARE:
Loss before extraordinary item                                        ($0.08)               ($0.09)
Extraordinary gain-forgiveness of debt                                  0.00                  0.11
                                                            -----------------     -----------------
Net income (loss) per common and common
      equivalent share                                                ($0.08)                $0.02
                                                            =================     =================
WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES                                    5,976,351             2,474,666

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
================================================================================

                                                                            1998                 1997
                                                                      -----------------    -----------------
                                                                         (unaudited)          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     ($500,680)             $59,331

Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                              7,560                7,930
      Accretion of discount                                                      4,215                3,500
      Change in allowance for doubtful accounts                                (92,610)                   0
      Gain on forgiveness of debt                                                    0             (283,124)
      Non-cash reduction in accrued liabilities                                      0                    0
      Compensation expense recorded in connection with options                   1,350                4,250

      Net change in operating assets and liabilities:
            Accounts receivable                                                296,432             (109,101)
            Inventories                                                     (2,102,848)            (368,467)
            Prepaid expenses                                                   (68,151)             (13,194)
            Other assets                                                       (20,372)              10,487
            Accounts payable and accrued expenses                              (87,510)             (27,379)
            Accrued royalties                                                   12,500                    0
                                                                      -----------------    -----------------

                      Net cash used in operating activities                 (2,550,114)            (715,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in lines of credit                                                      0              100,000
Conversion of note payable to equity                                          (150,000)                   0
Payments on notes payable, net of disount                                            0              (52,935)
Proceeds from notes payable                                                    875,000              225,000
Proceeds from issuance of subordinated convertible debentures                        0              125,000
Proceeds from issuance of common stock                                       1,210,000              125,000
                                                                      -----------------    -----------------

                      Net cash provided by financing activities              1,935,000              522,065
                                                                      -----------------    -----------------

NET DECREASE IN CASH                                                          (615,114)            (193,702)


CASH and cash equivalents, beginning of period                                 775,854              276,012
                                                                      -----------------    -----------------

CASH and cash equivalents, end of period                                      $160,740              $82,310
                                                                      =================    =================

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the three months ended March 31, 1998 and March 31, 1997

=========================================================================


1.   BASIS OF PRESENTATION

     The unaudited financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1997 as filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the Securities and Exchange Commission rules and regulations.

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

2.   FINANCING

     In October 1997, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender to provide the Company a revolving credit facility up to the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of the date of this report, the Company had borrowed $4,638,949 on this revolving promissory note. The Company was not in compliance with one condition of the Loan and Credit Agreement on March 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets. In the event the Company is not able to comply with this condition within 10 days of receiving written notice from the Lender, the maturity date on the borrowings could be accelerated. Such acceleration could have a materially adverse effect on the Company's operations. The Company has not received written notice and believes it could comply upon receipt of such notice.

     In addition to the credit lines secured by the Company last year, a private placement of the Company's securities was undertaken in March 1998 to raise up to $2,400,000. As of the date of this report, a total of approximately 505,000 units, each unit comprised of one share of common stock, par value $.001 and a warrant to purchase one share of Common Stock at an exercise price of $5.00 per share (the "Units"), have been purchased for a total of $1,515,000 raised. Through the private placement, the Company offered for sale up to a maximum of 550,000 Units at a purchase price of $3.00 per Unit. The warrants included in the Units (the "Warrants") are immediately exercisable and transferable separately from the shares of Common Stock. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less that 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

     During April 1998, the Company extended an offer to the holders of the Company's Class A Warrants (the "Warrants") to modify the terms of such Warrants. The Company issued 1,400,000 Warrants in connection with its initial public offering in November 1993. The initial exercise price of $6.50 per share and the number of Warrants were subject to adjustment on certain events, including stock splits and the issuance of securities by the Company at prices less than the exercise price. Based on required adjustments, the exercise price at December 31, 1997 and April 15, 1998 were $10.62 and $9.68 respectively. The adjusted number of Warrants outstanding at December 31, 1997 and April 15, 1998 were 852,060 and 941,843 respectively.

     The Warrants are also redeemable by the Company for $.01 per Warrant if the Company's Common Stock trades at a price in excess of $9.00 for 10 consecutive trading days, subject to the holders' rights to exercise their Warrants during the 10 day period following the redemption notice. The Company's offer to modify the terms of the Warrants included an agreement to reduce the exercise price of the Warrants from $9.61 to $5.50 per share and waive the adjustments of the number of Warrants on the condition that the Warrant holders agree to reduce the redemption price from $9.00 to $7.00 and waive further price adjustments. The November 15, 1998 expiration date has not been changed.

3.   RELATED PARTY TRANSACTIONS

     In March 1998, pursuant to the terms of a stock option agreement, Bruce H. Haglund exercised 500,000 stock options at $0.50 per share in consideration of the forgiveness of $250,000 of legal fees owed to Mr. Haglund by the Company, including principal and accrued interest on a $150,000 note due June 1999 from the Company to Mr. Haglund for a portion of such fees.

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

Results of Operations

     Net sales for the three months ended March 31, 1998 were $672,000 compared to $431,000 for the comparable period in 1997, an increase of $241,000 or 56%. The increased sales volume was attributable to the Company's re-focused business strategy. The Company has determined to re-focus its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

     Cost of sales increased from $231,000 for the three months ended March
31, 1997 to $462,000 for the comparable period in 1998, an increase of $231,000 or 100%. The gross profit margin decreased from 46% for the three months ended March 31, 1997 to 32% for the comparable period in 1998. This decrease in gross margins resulted from lower margins on higher sales volume for the three months ended March 31, 1998 as compared to the same period in 1997.

     Selling, general, and administrative costs were $566,000 for the three months ended March 31, 1998 compared to $386,000 for the comparable period in 1997, an increase of $180,000 or 47%. This increase is mainly attributable to an increase in non-recurring costs as a result of the relocation of the Company from Huntington Beach, California to Draper, Utah and the establishment of the new facility in Utah during the quarter.

     The Company's interest expense increased from $38,000 for the three months ended March 31, 1997 to $146,000 for the comparable period in 1998 as a result of increased interest bearing debt in 1998.

     The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $500,000 and $0.08 respectively for the three months ended March 31, 1998 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $224,000 and $0.09 respectively for the comparable period in 1997, a decrease in loss of $0.01 per share. The Company experienced a net loss and net loss per share of $500,000 and $0.08 respectively for the three months ended March 31, 1998 compared to net income and net income per share of $59,000 and $0.02 respectively for the comparable period in 1997, after the effect of a $283,000 extraordinary gain from forgiveness of debt for the comparable period in 1997.

     The Company's inventory, including deposits made on inventory, increased substantially from $1,925,000 at December 31, 1997 to $4,028,000 at March 31, 1998 in anticipation of increased sales volume for 1998.

Liquidity and Capital Resources

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

     Net cash used in operating activities for the three months ended March 31, 1998 and March 31, 1997 was $2,550,000 and $716,000, respectively. Working capital at March 31, 1998 was $(262,000) compared to ($810,000) at December 31, 1997. Cash and cash equivalents at March 31, 1998 were $161,000 compared to $776,000 at December 31, 1997. Inventories, net of reserves and including deposits made on inventory, at March 31, 1998 were $4,028,000 compared to $1,925,000 at December 31, 1997, an increase of $2,103,000. Also, accounts receivable decreased $204,000 from $987,000 at December 31, 1997 to $783,000 at March 31, 1998. The revolving line of credit, net of discounts, increased by $875,000 from December 31, 1997 to March 31, 1998. Notes payable for $275,000 were outstanding at March 31, 1998 compared to $425,000 at December 31, 1997. Accounts payable and accrued liabilities decreased by $88,000 from December 31, 1997 to March 31, 1998. Accrued royalties increased by $12,500 from December 31, 1997 to March 31, 1998. Royalties due and payable pursuant to the license agreement with Fila Sport for the first quarter of 1998 were paid prior to the end of the quarter.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     In October 1997, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender to provide the Company a revolving credit facility up to the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of the date of this report, the

Company had borrowed $4,638,949 on this revolving promissory note. The Company was not in compliance with one condition of the Loan and Credit Agreement on March 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets. In the event the Company is not able to comply with this condition within 10 days of receiving written notice from the Lender, the maturity date on the borrowings could be accelerated. Such acceleration could have a materially adverse effect on the Company's operations. The Company has not received written notice and believes it could comply upon receipt of such notice.

     In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. As of the date of this report, a total of approximately 505,000 Units have been subscribed for a total of $1,515,000 raised. Through the private placement, the Company offered for sale up to a maximum of 550,000 Units, each Unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per Unit. The Company offered a minimum of 5,000 Units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less that 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

     In March 1998, pursuant to the terms of a stock option agreement, Bruce H. Haglund exercised 500,000 stock options at $0.50 per share in consideration of the forgiveness of $250,000 of legal fees owed to Mr. Haglund by the Company, including principal and accrued interest on a $150,000 note from the Company to Mr. Haglund for a portion of such fees.

     During April 1998, the Company extended an offer to the holders of the Company's Class A Warrants (the "Warrants") to modify the terms of such Warrants. The Company issued 1,400,000 Warrants in connection with its initial public offering in November 1993. The initial exercise price of $6.50 per share and the number of Warrants were subject to adjustment on certain events, including stock splits and the issuance of securities by the Company at prices less than the exercise price. Based on required adjustments, the exercise price at December 31, 1997 and April 15, 1998 were $10.62 and $9.68 respectively. The adjusted number of Warrants outstanding at December 31, 1997 and April 15, 1998 were 852,060 and 941,843 respectively.

     The Warrants are also redeemable by the Company for $.01 per Warrant if the Company's Common Stock trades at a price in excess of $9.00 for 10 consecutive trading days, subject to the holders' rights to exercise their Warrants during the 10 day period following the redemption notice. The Company's offer to modify the terms of the Warrants included an agreement to reduce the exercise price of the Warrants from $9.61 to $5.50 per share and waive the adjustments of the number of Warrants on the condition that the Warrant holders agree to reduce the redemption price from $9.00 to $7.00 and waive further price adjustments. The November 15, 1998 expiration date has not been changed.

     Throughout the Company's operating history, net losses have caused significant cash flow problems, particularly during 1995 and 1996. At December 31, 1994, the Company had cash and cash equivalents of $1,060,380. At December 31, 1995 and December 31, 1996, the Company's available cash and equivalents totaled $96,927 and $276,012 respectively. Although the proceeds from financing activities and cash flow from operations are anticipated to be sufficient for operations in 1998, the Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from financing activities, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its financial position, and its results of operations for future periods may be adversely impacted.

     Corbin & Wertz acted as the Company's independent public accountants for the years ending December 31, 1996 and 1997. In conjunction with the Company moving its principal executive office and warehousing functions to Utah, the Board of Directors determined to change to an auditor with an office in close proximity to the Company's office in Utah. Upon the recommendation of the Board of Directors, Corbin & Wertz, located in Irvine, California, was dismissed effective April 30, 1998 by the Company in order for the Company to appoint Deloitte & Touche LLP, located in Salt Lake City, Utah, as auditors. Corbin & Wertz for the past two years has issued "going concern" opinions based upon the Company's financial condition, but has had no disagreements with the Company.

     The Board of Directors has selected Deloitte & Touche LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1998, subject to the approval of the Stockholders at the Annual Meeting scheduled to be held in June 1998. To the knowledge of the Company, at no time has Deloitte & Touche LLP had any direct or indirect financial interest in or any connection with the Company other than as independent public accountants.


                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings
                         Not Applicable

Item 2.   Changes in Securities
                         Not Applicable

Item 3.   Defaults Upon Senior Securities
                         Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
                         Not Applicable

Item 5.   Other Information
                         Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
                         Change in Accountants, 8-K filed April 30, 1998

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RENAISSANCE GOLF PRODUCTS, INC.


Date: May 20, 1998      By: \s\John B. Hewlett
      ------------          ----------------------------
                            John B. Hewlett
                            Chairman of the Board and Chief Executive Officer

Date: May 20, 1998      By: \s\Mont E. Warren
      ------------          --------------------------
                            Mont E. Warren
                            Chief Financial Officer
                            (Principal Accounting Officer)