Form 10QSB
period 1998-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 1998-08-19
CIK 912592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK  ONE)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of June 30, 1998, the registrant had 7,379,938 shares outstanding of its Common Stock, $.001 par value.

        Transitional Small Business Disclosure Format (check one);
Yes [ ]  No   [X]
================================================================================

                        RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of June 30, 1998                                           1
and December 31, 1997

Statements of Operations for the six months                                  2
ended June 30, 1998 and 1997

Statements of Operations for the three months                                3
ended June 30, 1998 and 1997

Statements of Cash Flows for the six months                                  4
ended June 30, 1998 and 1997

Notes to Financial Statements                                                5

Item 2. Management's Discussion and Analysis of                              8
Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                   11

SIGNATURES                                                                   12

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                                                         June 30,              December 31,
                                                                           1998                   1997
                                                                       ------------           ------------
                                                                        (unaudited              (audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $    347,882           $    775,854
Accounts receivable, net                                               $    924,662                987,321
Inventories, net                                                       $  4,431,732              1,924,983
Prepaid expenses                                                            164,255                 57,510
                                                                       ------------           ------------
       Total current assets                                               5,868,531              3,745,668

PROPERTY AND EQUIPMENT, net                                                 445,657                 53,586
INTANGIBLE ASSETS, net                                                      887,760                     --
OTHER ASSETS                                                                 39,065                 34,199
                                                                       ------------           ------------
       Total  assets                                                   $  7,241,013           $  3,833,453
                                                                       ============           ============

LIABILITIES AND STOCKHOLDERS'  EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                              $  4,884,076           $  3,637,487
Accounts payable                                                       $    825,097                460,226
Accrued liabilities                                                    $    183,806                114,673
Accrued royalties                                                      $    118,355                118,355
Current portion of notes payable                                            225,000                225,000
                                                                       ------------           ------------
       Total current liabilities                                          6,236,334              4,555,741
                                                                       ------------           ------------

Notes Payable, less current portion                                          75,000                200,000
                                                                       ------------           ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
       authorized;  250 issued and outstanding as of 12-31-97                    --                      3
Common stock, $.001 par value,  40,000,000 shares
       authorized; 7,379,938 and 4,613,662 issued and
       outstanding as of 6-30-98 and 12-31-97, respectively                   7,379                  4,614
Common stock subscribed, 83,500 and 1,496,276 shares
       as of 6-30-98 and 12-31-97, respectively                                  84                  1,496
Additional paid-in capital                                               17,832,358             14,795,509
Accumulated deficit                                                     (16,910,142)           (15,723,910)
                                                                       ------------           ------------
       Total stockholders' equity (deficit)                                 929,679               (922,288)
                                                                       ------------           ------------

       Total liabilities and stockholders' equity (deficit)            $  7,241,013           $  3,833,453
                                                                       ============           ============

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                     1998                  1997
                                                 -----------           -----------
                                                 (unaudited)            (unaudited)

NET SALES                                        $ 3,272,577           $ 2,772,844
COST OF SALES                                      2,377,067             2,046,400
                                                 -----------           -----------
     Gross profit                                    895,510               726,444

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                      1,785,260               936,347
                                                 -----------           -----------
     Operating loss                                 (889,750)             (209,903)

OTHER INCOME (EXPENSE):
Miscellaneous                                          1,386                75,196
Interest income                                        5,389                 3,555
Interest expense                                    (302,457)             (108,819)
                                                 -----------           -----------
    Net other expense                               (295,682)              (30,068)
                                                 -----------           -----------

LOSS BEFORE INCOME TAX EXPENSE                    (1,185,432)             (239,971)

PROVISION FOR INCOME TAXES                              (800)                 (800)
                                                 -----------           -----------

LOSS BEFORE EXTRAORDINARY ITEM                    (1,186,232)             (240,771)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                    --               318,228
                                                 -----------           -----------

NET INCOME (LOSS)                                ($1,186,232)          $    77,457
                                                 ===========           ===========

EARNINGS PER SHARE:
Loss before extraordinary item                   ($     0.18)          ($     0.09)
Extraordinary gain-forgiveness of debt                    --                  0.12
                                                 -----------           -----------
Net income (loss) per common and common
     equivalent share                            ($     0.18)          $      0.03
                                                 ===========           ===========

WEIGHTED AVERAGE OUTSTANDING COMMON
     AND COMMON EQUIVALENT SHARES                  6,458,679             2,740,313

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                                    1998                   1997
                                                 -----------           -----------
                                                 (unaudited)           (unaudited)
NET SALES                                        $ 2,600,705           $ 2,342,044
COST OF SALES                                      1,914,788             1,815,073
                                                 -----------           -----------
     Gross profit                                    685,917               526,971

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                     1,218,852               550,015
                                                 -----------           -----------
     Operating loss                                 (532,935)              (23,044)

OTHER INCOME (EXPENSE):
Miscellaneous                                          1,328                75,105
Interest income                                        2,017                 1,810
Interest expense                                    (155,962)              (70,849)
                                                 -----------           -----------
     Net other expense                              (152,617)                6,066
                                                 -----------           -----------

LOSS BEFORE INCOME TAX EXPENSE                      (685,552)              (16,978)

PROVISION FOR INCOME TAXES                                --                    --
                                                 -----------           -----------

LOSS BEFORE EXTRAORDINARY ITEM                      (685,552)              (16,978)

EXTRAORDINARY GAIN-FORGIVENESS OF DEBT                    --                35,104
                                                 -----------           -----------

NET INCOME (LOSS)                                ($  685,552)          $    18,126
                                                 ===========           ===========

EARNINGS PER SHARE:
Loss before extraordinary item                   ($     0.10)          ($     0.01)
Extraordinary gain-forgiveness of debt                    --                  0.01
                                                 -----------           -----------
Net income (loss) per common and common
     equivalent share                            ($     0.10)          $      0.01
                                                 ===========           ===========

WEIGHTED AVERAGE OUTSTANDING COMMON
     AND COMMON EQUIVALENT SHARES                  6,935,707             2,740,313

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                        1998                  1997
                                                                                     -----------           -----------
                                                                                     (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                             ($1,186,232)          $    77,457

Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      39,238                14,244
       Accretion of discount                                                              10,539                 5,600
       Change in allowance for doubtful accounts                                         (56,711)               14,515
       Gain on forgiveness of debt                                                            --              (318,228)
       Non-cash reduction in accrued liabilities                                              --               (75,050)
       Compensation expense recorded in connection with options                            1,800                 7,600

       Net change in operating assets and liabilities:
              Accounts receivable                                                        120,420              (762,868)
              Inventories                                                             (2,506,749)             (506,312)
              Prepaid expenses                                                          (106,745)              (39,430)
              Other assets                                                                (4,866)                1,038
              Accounts payable and accrued expenses                                      435,411               350,412
              Accrued royalties                                                               --               (65,791)
              Deferred revenue                                                                --              (267,723)
                                                                                     -----------           -----------

              Net cash used in operating activities                                   (3,253,895)           (1,564,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                        (219,673)                   --
Purchase of license agreement                                                            (99,396)                   --
                                                                                     -----------           -----------

              Net cash used in investing activities                                     (319,069)                   --

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in lines of credit                                                               --               100,000
Payments on notes payable, net of discount                                                    --            (1,355,935)
Proceeds from notes payable                                                            1,261,042             2,015,019
Proceeds from issuance of subordinated convertible debentures                            337,500
Proceeds from issuance of common stock                                                 1,885,000               337,500
                                                                                     -----------           -----------

              Net cash provided by financing activities                                3,146,042             1,434,084
                                                                                     -----------           -----------

NET DECREASE IN CASH                                                                    (426,922)             (130,452)


CASH and cash equivalents, beginning of period                                           774,804               276,012
                                                                                     -----------           -----------

CASH and cash equivalents, end of period                                             $   347,882           $   145,560
                                                                                     ===========           ===========

    The accompanying notes are an integral part of the financial statements.

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the six months and three months ended June 30, 1998 and June 30, 1997
-------------------------------------------------------------------------

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

2.      FINANCING

        In October 1997, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender to provide the Company a revolving credit facility up to the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of the date of this report, the Company had borrowed $5,000,000 on this revolving promissory note. With the consent of the lender, the Company has drawn down in excess of 80% of current liabilities to the maximum of $5,000,000.

        In addition to the credit lines secured by the Company last year, a private placement of the Company's securities was undertaken in March 1998 to raise up to $2,400,000. As of the date of this report, a total of 545,000 units, each unit comprised of one share of common stock, par value $.001 and a warrant to purchase one share of Common Stock at an exercise price of $5.00 per share (the "Units"), have been purchased for a total of $1,635,000 raised. Through the private placement, the Company offered for sale up to a maximum of 550,000 Units at a purchase price of $3.00 per Unit. The warrants included in the Units (the "Warrants") are immediately exercisable and transferable separately from the shares of Common Stock. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less that 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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

4.      INVESTMENT IN SUBSIDIARIES

        Effective April 1, 1998, the Company acquired The World Golf Federation, Inc. ("WGFI"), which markets and conducts golf events, through the issuance of 175,000 shares of its common stock (fair market price of $4.06 per share) and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5 per share) based upon achievement of certain revenue milestones, as defined. As of August 19, 1998, no contingent shares have been issued and no liability has been recorded as such milestones have not been achieved. The resulting goodwill is amortized on a straight-line basis over a period of thirty years. As of June 30 1998, the unamortized balance was $495,833.

        Effective April 1, 1998, the Company acquired The Ball Marketing Company, L.L.C. ("BMC"), which is a distributor of golf accessories and golf balls, through the issuance of 75,000 shares of its common stock (fair market price of $4.06 per share) and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5 per share) based upon achievement of certain revenue milestones, as defined. As of August 19, 1998, no contingent shares have been issued and no liability has been recorded as such milestones have not been achieved. The resulting goodwill is amortized on a straight-line basis over a period of thirty years. As of June 30 1998, the unamortized balance was $297,500.

        The results of operations for both WGFI and BMC have been included in the results of operations of the Company for the quarter ended June 30, 1998. The proforma results of operations (assuming combination of the Company, WGFI, and BMC at January 1, 1997) would have been as follows:


                                   For the six months        For the year
                                          ended                 ended
                                      June 30, 1998        December 31, 1997
                                     ---------------       -----------------
Revenues                             $     3,563,000       $     5,827,000

Net loss                             $    (1,315,000)      $    (2,268,000)

Weighted average shares                    6,583,679             3,105,538

Net loss per share                   $         (0.20)      $         (0.73)


5.      YEAR 2000 MATTERS

        The inability of computers, software, and others equipment utilizing microprocessors to recognize and properly process date fields containing a two digit year reference such as "00" for the year 2000 is commonly referred to as the Year 2000 issue. Any of the Company's computer programs that utilize two digit years may recognize "00" as the year 1900 rather than the year 2000. Such recognition problems could cause disruptions of operations, including the inability to process transactions, send invoices, or engage in similar essential business activities.

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

        The Company is also communicating with third party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance by the turn of the century. The inability of the Company to complete modifications and the failure of the third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could have a material adverse effect on the Company's business.

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

Results of Operations

        Net sales for the six months ended June 30, 1998 were $3,273,000 compared to $2,773,000 for the comparable period in 1997, an increase of $500,000 or 18%. Net sales for the three months ended June 30, 1998 were $2,601,000 compared to $2,342,000 for the comparable period in 1997, an increase of $259,000 or 11%. The increased sales volume was attributable to the contribution of revenues from the newly acquired subsidiaries in the amount of $526,000. The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

          Cost of sales increased from $2,046,000 for the six months ended June 30, 1997 to $2,377,000 for the comparable period in 1998, an increase of $331,000 or 16%. Cost of sales increased from $1,815,000 for the three months ended June 30, 1997 to $1,915,000 for the comparable period in 1998, an increase of $100,000 or 6%. The gross profit margin increased from 26% for the six months ended June 30, 1997 to 27% for the comparable period in 1998. The gross profit margin increased from 23% for the three months ended June 30, 1997 to 26% for the comparable period in 1998. This increase in gross margins resulted from higher margins on higher sales volume for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

        Selling, general, and administrative costs were $1,785,000 for the six months ended June 30, 1998 compared to $936,000 for the comparable period in 1997, an increase of $849,000 or 91%. Selling, general, and administrative costs were $1,219,000 for the three months ended June 30, 1998 compared to $550,000 for the comparable period in 1997, an increase of $669,000 or 122%. These increases are attributable to an increase in non-recurring costs as a result of the relocation of the Company from Huntington Beach,

California to Draper, Utah and the continued establishment and organization of the new facility in Utah during the first two quarters. In addition, the increases are attributable to certain costs associated with the acquisition, relocation, and establishment of the subsidiaries acquired in April 1998.

        The Company's interest expense increased from $109,000 for the six months ended June 30, 1997 to $302,000 for the comparable period in 1998 and increased from $71,000 for the three months ended June 30, 1997 to $156,000 for the comparable period in 1998 as a result of increased interest bearing debt in 1998.

        The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $1,186,000 and $0.18 respectively for the six months ended June 30, 1998 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $241,000 and $0.09 respectively for the comparable period in 1997. The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $686,000 and $0.10 respectively for the three months ended June 30, 1998 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $17,000 and $0.01 respectively for the comparable period in 1997. The Company experienced a net loss and net loss per share of $1,186,000 and $0.18 respectively for the six months ended June 30, 1998 compared to net income and net income per share of $78,000 and $0.03 respectively for the comparable period in 1997, after the effect of a $318,000 extraordinary gain from forgiveness of debt for the comparable period in 1997. The Company experienced a net loss and net loss per share of $686,000 and $0.10 respectively for the three months ended June 30, 1998 compared to net income and net income per share of $18,000 and $0.01 respectively for the comparable period in 1997, after the effect of a $35,000 extraordinary gain from forgiveness of debt for the comparable period in 1997.

        The Company's inventory, including deposits made on inventory, increased from $1,925,000 at December 31, 1997 to $4,432,000 at June 30, 1998 in
anticipation of increased sales volume for 1998.

Liquidity and Capital Resources

        The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or wire transfer upon shipment.

        Net cash used in operating activities for the six months ended June 30, 1998 and June 30, 1997 was $3,254,000 and $1,565,000, respectively. Working capital at June 30, 1998 was $(368,000) compared to ($810,000) at December 31, 1997. Cash and cash equivalents at June 30, 1998 were $348,000 compared to $776,000 at December 31, 1997. Inventories, net of reserves and including deposits made on inventory, at June 30, 1998 were $4,432,000 compared to $1,925,000 at December 31, 1997, an increase of $2,507,000. Also, accounts receivable decreased $62,000 from $987,000 at December 31, 1997 to $925,000 at June 30, 1998. The revolving line of credit increased by $1,247,000, net of discounts, from December 31, 1997 to June 30, 1998. Notes payable for $300,000 were outstanding at June 30, 1998 compared to $425,000 at December 31, 1997. Accounts payable and accrued liabilities increased by $435,000 from December 31, 1997 to June 30, 1998. Royalties due and payable pursuant to the license agreement with Fila Sport for the first and second quarters of 1998 were paid prior to the end of the respective quarters.

        The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Generally, the Company does not maintain a substantial finished product inventory. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

        In October 1997, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender to provide the Company a revolving credit facility up to the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets , which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts and all other assets of the Company. As of the date of this report, the Company had borrowed $5,000,000 on this revolving promissory note. With the consent of the lender, the Company has drawn down in excess of 80% of current liabilities to the maximum of $5,000,000.

        In addition to the credit lines secured by the Company last year, a private placement of the Company's shares of Common Stock was recently undertaken on March 2, 1998 to raise up to $2,400,000. As of the date of this report, a total of approximately 545,000 Units have been subscribed for a total of $1,635,000 raised. Through the private placement, the Company offered for sale up to a maximum of 550,000 Units, each Unit consisting of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per Unit. The Company offered a minimum of 5,000 Units per investor. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less that 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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


                                      RENAISSANCE GOLF PRODUCTS, INC.


Date:    August 19, 1998              By:    /s/John B. Hewlett
         ---------------                     ------------------
                                             John B. Hewlett
                                             Chairman of the Board and Chief Executive Officer

Date:    August 19, 1998              By:    /s/Mont E. Warren
         ---------------                     -----------------
                                             Mont E. Warren
                                             Chief Financial Officer
                                             (Principal Accounting Officer)