Form 10QSB
period 1998-09-30
RENAISSANCE GOLF PRODUCTS INC
filed 1998-11-16
CIK 912592

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(MARK  ONE)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No_____
---
As of September 30, 1998, the registrant had 7,396,937 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one);

Yes          No   X
    -----       -----

================================================================================

                         RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                            PAGE
PART 1.  FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of September 30, 1998                                       1
and December 31, 1997

Statements of Operations for the nine months                                  2
ended September 30, 1998 and 1997

Statements of Operations for the three months                                 3
ended September 30, 1998 and 1997

Statements of Cash Flows for the nine months                                  4
ended September 30, 1998 and 1997

Notes to Financial Statements                                                 5

Item 2. Management's Discussion and Analysis of                               8
Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                   12

SIGNATURES                                                                   14

EXHIBITS                                                                     15



--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
================================================================================

                                                              September 30,         December 31,
                                                                  1998                 1997
                                                              -------------        -------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $     28,498       $    775,854
Accounts receivable, net                                        $  1,460,275            987,321
Inventories, net                                                $  4,321,976          1,924,983
Prepaid expenses                                                      43,197             57,510
                                                                ------------       ------------
      Total current assets                                         5,853,946          3,745,668

PROPERTY AND EQUIPMENT, net                                          470,454             53,586
INTANGIBLE ASSETS, net                                               876,123                 --
OTHER ASSETS                                                          27,440             34,199
                                                                ------------       ------------
      Total  assets                                             $  7,227,963       $  3,833,453
                                                                ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                       $  4,890,400       $  3,637,487
Accounts payable                                                $  1,443,403            460,226
Accrued liabilities                                             $    257,985            114,673
Accrued royalties                                               $    118,355            118,355
Current portion of notes payable                                     350,000            225,000
                                                                ------------       ------------
      Total current liabilities                                    7,060,143          4,555,741
                                                                ------------       ------------
Notes Payable, less current portion                                   75,000            200,000
                                                                ------------       ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
   authorized;  250 issued and outstanding as of 12-31-97                 --                  3
Common stock, $.001 par value,  40,000,000 shares
   authorized; 7,396,937 and 4,613,662 issued and
   outstanding as of 9-30-98 and 12-31-97, respectively                7,397              4,614
Common stock subscribed, 72,953 and 1,496,276 shares
   as of 9-30-98 and 12-31-97, respectively                               73              1,496
Additional paid-in capital                                        17,841,704         14,795,509
Accumulated deficit                                              (17,756,354)       (15,723,910)
                                                                ------------       ------------
      Total stockholders' equity (deficit)                            92,820           (922,288)
                                                                ------------       ------------
      Total liabilities and stockholders' equity (deficit)      $  7,227,963       $  3,833,453
                                                                ============       ============



     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
===============================================================================


                                                      1998              1997
                                                  -----------       -----------
NET SALES                                         $ 6,023,119       $ 3,726,186
COST OF SALES                                       4,190,295         2,749,324
                                                  -----------       -----------
    Gross profit                                    1,832,824           976,862

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        3,397,186         1,446,955
                                                  -----------       -----------
     Operating loss                                (1,564,362)         (470,093)

OTHER INCOME (EXPENSE):
Interest Income                                         6,913             4,175
Interest Expense                                     (474,331)         (178,862)
Other                                                     135            94,134
                                                  -----------       -----------
    Net other expense                                (467,283)          (80,553)
                                                  -----------       -----------
LOSS BEFORE INCOME TAX EXPENSE                     (2,031,645)         (550,646)

PROVISION FOR INCOME TAXES                               (800)             (800)
                                                  -----------       -----------
LOSS BEFORE EXTRAORDINARY ITEM                     (2,032,445)         (551,446)

EXTRAORDINARY GAIN -- FORGIVENESS OF DEBT                  --           318,228
                                                  -----------       -----------
NET LOSS                                          $(2,032,445)      $  (233,218)
                                                  ===========       ===========
EARNINGS PER SHARE -- BASIC:
Loss before extraordinary item                    $     (0.30)      $     (0.19)
Extraordinary gain -- forgiveness of debt                  --              0.11
                                                  -----------       -----------
Net loss per common and common
    equivalent share                              $     (0.30)      $     (0.08)
                                                  ===========       ===========
WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES -- BASIC            6,771,455         2,896,563




     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
================================================================================


                                                      1998             1997
                                                  -----------       -----------
NET SALES                                         $ 2,750,542       $   953,342
COST OF SALES                                       1,813,228           702,924
                                                  -----------       -----------
    Gross profit                                      937,314           250,418

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        1,611,926           510,608
                                                  -----------       -----------
    Operating loss                                   (674,612)         (260,190)

OTHER INCOME (EXPENSE):
Interest income                                         1,524               620
Interest expense                                     (171,874)          (70,043)
Other                                                  (1,251)           18,938
                                                  -----------       -----------
    Net other expense                                (171,601)          (50,485)
                                                  -----------       -----------
NET LOSS                                             (846,213)         (310,675)
                                                  ===========       ===========
EARNINGS PER SHARE -- BASIC:
Net income (loss) per common and common
    equivalent share                              $     (0.11)      $     (0.11)
                                                  ===========       ===========
WEIGHTED AVERAGE OUTSTANDING COMMON
    AND COMMON EQUIVALENT SHARES -- BASIC           7,386,807         2,896,563




      The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
===============================================================================


                                                                       1998               1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(2,032,445)      $  (233,218)

Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                      72,653            21,213
      Accretion of discount                                              16,862             7,700
      Change in allowance for doubtful accounts                         (61,119)           40,295
      Gain on forgiveness of debt                                            --          (318,228)
      Non-cash reduction in accrued liabilities                              --           (94,694)
      Compensation expense recorded in connection with options            3,150            10,950

      Net change in operating assets and liabilities:
         Accounts receivable                                           (410,785)         (742,200)
         Inventories                                                 (2,396,993)       (1,056,086)
         Prepaid expenses                                                14,313            (5,376)
         Other assets                                                     6,759            (1,363)
         Accounts payable and accrued expenses                        1,126,489           338,700
         Accrued royalties                                                   --           (65,791)
         Deferred revenue                                                    --          (267,723)
                                                                    -----------       -----------
            Net cash used in operating activities                    (3,661,116)       (2,365,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                       (266,249)          (14,979)
Purchase of license agreement                                           (99,396)               --
                                                                    -----------       -----------
            Net cash used in investing activities                      (365,645)          (14,979)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in lines of credit                                              --           200,000
Payments on notes payable, net of discount                                   --        (1,457,159)
Proceeds from notes payable                                           1,386,042         2,520,020
Proceeds from issuance of subordinated convertible debentures                --           462,500
Proceeds from issuance of common stock                                1,893,363           462,500
                                                                    -----------       -----------
        Net cash provided by financing activities                     3,279,405         2,187,861
                                                                    -----------       -----------
NET DECREASE IN CASH                                                   (747,356)         (192,939)

CASH and cash equivalents, beginning of period                          775,854           276,012
                                                                    -----------       -----------
CASH and cash equivalents, end of period                            $    28,498       $    83,073
                                                                    ===========       ===========



     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
NOTES TO FINANCIAL STATEMENTS
For the nine months and three months ended September 30, 1998 and September 30, 1997
================================================================================


1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the financial position and results of operations of Renaissance Golf Products, Inc. (the "COMPANY").

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commissions. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

     Because the Company's business is highly seasonal, the results of operations for the third quarter and the first nine months of the year may not necessarily reflect operating results for the full fiscal year.

     Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding during the year presented. Diluted earnings per share are not presented due to the antidilutive effect on earnings.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". Statement of Financial Accounting Standards (SFAS) No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. There were no comprehensive income items for the nine months and 3 months ended September 30, 1998 or for the year ended December 31, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which redefines how public business enterprises report information about operating segments in annual financial statements. The statement also establishes standards for related disclosures about products and services, geographical areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The adoption of SFAS No. 131 will result in additional disclosures regarding the Company's segments.

     In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 does not change the measurement or recognition of pension and other postretirement benefit plans. It standardizes the disclosure requirements for those plans, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the impact of SFAS No. 132 to be material in relation to its financial statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which supersedes SFAS No. 80, Accounting for Futures Contracts, SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance-sheet Risk and Financial Instruments with Concentration of Credit Risk, and SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, and also amends certain aspects of other SFAS's previously issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for the Company's financial statements for the year ending December 31, 2000. The Company does not expect the impact of SFAS No. 133 to be material in relation to its financial statements.

2.   FINANCING

     In October 1997, the Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender to provide the Company a revolving credit facility up to the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender which are exercisable 200,000 at $1.50; 100,000 at $2.00; and 100,000 at $3.00 and which expire December 31, 2002. Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts, and all other assets of the Company. As of the date of this report, the Company had borrowed $5,000,000 on this revolving promissory note. With the consent of the lender, the Company has drawn in excess of 80% of current assets to the maximum of $5,000,000. The Company is currently negotiating with the lender to convert some of the principal and interest due under the note to equity. If the Company fails to renegotiate the note, the Lender could declare the note in default, which would require the Company to raise outside capital to come into compliance.

     In March 1998, the Company undertook a private offering to raise up to $2,400,000 through the sale of up to 800,000 units, comprised of one share of common stock, par value $.001. and a warrant to purchase one share of common Stock at an exercise price of $5.00 per share (the "Units"). The offering closed on August 1, 1998 with 556,000 units having been subscribed for a total of $1,668,000. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less that 30 days' notice if the closing price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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

     The Warrants are also redeemable by the Company for $.01 per Warrant if the Company's Common Stock trades at a price in excess of $9.00 for 10 consecutive trading days, subject to the holders' rights to exercise their Warrants during the 10 day period following the redemption notice. The Company's offer to modify the terms of the Warrants included an agreement to reduce the exercise price of the Warrants from $9.61 to $5.50 per share and waive the adjustments of the number of Warrants on the condition that the Warrant holders agree to reduce the redemption price from $9.00 to $7.00 and waive further price adjustments. The Company does not anticipate extending the November 15, 1998 expiration date.

     On October 9, 1998, the Company entered into a promissory note agreement with a lender to provide the Company with $500,000. The note plus interest at 12% is due and payable in full on or before January 7, 1999.

3.   RELATED PARTY TRANSACTIONS

     In March 1998, pursuant to the terms of a stock option agreement, Bruce H. Haglund exercised 500,000 stock options at $0.50 per share in consideration of the forgiveness of $250,000 of legal fees owed to Mr. Haglund by the Company, including principal and accrued interest on a $150,000 note due June 1999 from the Company to Mr. Haglund for a portion of such fees. Legal fees in the amount of $75,000 have been accrued for services and costs rendered through September 30, 1998.

     On May 7, 1997, the Company borrowed $225,000 from a private lender and entered into a Promissory Note for the capital received. The note, which was due on or before June 30, 1998, has been assigned to John B. Hewlett who granted an extension on the due date of the note to on or before June 30, 1999. The Company also borrowed an additional $125,000 from John B. Hewlett on September 13, 1998 and entered into a Promissory Note for the capital received. The note is due in one year. The interest rate on each of the notes to Mr. Hewlett is 12% per annum.

     Consulting fees in the amount of $25,000 have been accrued for services and expenses incurred by Steven L. Flint through September 30, 1998.

4.   INVESTMENT IN SUBSIDIARIES

     Effective April 1, 1998, the Company acquired the assets of The World Golf Federation, Inc. ("WGFI"), which markets and conducts golf events, through the issuance of 175,000 shares of its common stock (fair market price of $4.06 per share), and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5 per share), based upon achievement of certain revenue milestones. As of November 13, 1998, no contingent shares have been issued and no liability has been recorded as such milestones have not been achieved. The resulting goodwill is amortized on a straight-line basis over a period of thirty years. As of September 30 1998, the unamortized balance was $491,666.

     Effective April 1, 1998, the Company acquired the assets of The Ball Marketing Company, L.L.C. ("BMC"), which is a distributor of golf accessories and golf balls, through the issuance of 75,000 shares of its common stock (fair market price of $4.06 per share), and contingent consideration in the form of 50,000 additional shares and 50,000 options (with an exercise price of $5 per share), based upon achievement of certain revenue milestones. As of November 13, 1998, no contingent shares have been issued and no liability has been recorded as such milestones have not been achieved. The resulting goodwill is amortized on a straight-line basis over a period of thirty years. As of September 30 1998, the unamortized balance was $295,000.

     The results of operations for both WGFI and BMC have been included in the results of operations of the Company for the quarter ended September 30, 1998. The proforma results of operations (assuming combination of the Company, WGFI, and BMC at January 1, 1998 and 1997) would have been as follows:

                                For the nine months ended        For the year ended
                                    September 30, 1998           December 31, 1997
                                -------------------------        ------------------
Revenues                            $ 6,313,000                     $ 5,827,000
Net loss                            $(2,065,000)                    $(2,268,000)
Weighted average shares               6,896,455                       3,105,538
Net loss per share -- Basic         $     (0.30)                    $     (0.73)


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

     The Company believes it has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications and conduct testing by the end of 1998.

     The Company is also communicating with third party vendors to determine their compliance with the Year 2000 issue. The Company can provide no assurance that the systems of third parties will be in compliance by the turn of the century. The inability of the Company to complete modifications and the failure of the third party vendors to complete compliance with the Year 2000 issue, or both, could have a material adverse effect on the Company's ability to perform essential business tasks which could hinder operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact, included in this Form 10-QSB, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, weather conditions, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these statements.

Results of Operations

     Net sales for the nine months ended September 30, 1998 were $6,023,000 compared to $3,726,000 for the comparable period in 1997, an increase of $2,297,000 or 62%. Net sales for the three months ended September 30, 1998 were $2,751,000 compared to $953,000 for the comparable period in 1997, an increase of $1,798,000 or 189%. The increased sales volume was mainly attributable to increased sales in the mass market and the contribution of revenues from the newly acquired subsidiaries in the amount of $525,000 for the three months ended June 30, 1998 and $519,000 for three months ended September 30, 1998. The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis; high-fashion design and value.

     Cost of sales increased from $2,749,000 for the nine months ended September 30, 1997 to $4,190,000 for the comparable period in 1998, an increase of $1,441,000 or 52%. Cost of sales increased from $703,000 for the three months ended September 30, 1997 to $1,813,000 for the comparable period in 1998, an increase of $1,110,000 or 158%. The gross profit margin increased from 26% for the nine months ended September 30, 1997 to 30% for the comparable period in 1998. The gross profit margin increased from 26% for the three months ended September 30, 1997 to 34% for the comparable period in 1998. This increase in gross margins resulted from higher margins on higher sales volume for the three months and nine months ended September 30, 1998, as compared to the same periods in 1997.

     Selling, general, and administrative costs were $3,397,000 for the nine months ended September 30, 1998 compared to $1,447,000 for the comparable period in 1997, an increase of $1,950,000 or 135%. Selling, general, and administrative costs were $1,612,000 for the three months ended September 30, 1998, compared to $511,000 for the comparable period in 1997, an increase of $1,101,000 or 215%. For the nine months and three months ended September 30, 1998, $515,000 and $298,000, respectively, of the increase in selling, general, and administrative cost are attributable to the acquired subsidiaries. The balance of the increase resulted primarily from increases in the following expenses for the nine months ended September 30, 1998 as compared to the same period in 1997 respectively: higher sales and marketing expenses ($1,555,000 as compared to $714,000), consisting of advertising, commissions, royalties, trade show, and travel expenses; an increase in finance and administrative expenses ($251,000 as compared to $120,000), mainly consisting of courier cost, depreciation, equipment rental, office expense, postage, and telephone expense; an increase in staff costs ($597,000 as compared to $369,000), mainly consisting of salaries and medical insurance; an increase in professional costs ($332,000 as compared to $176,000), mainly consisting of consulting, accounting, and legal expenses. These increases include non-recurring costs as a result of the relocation of the Company from Huntington Beach, California to Draper, Utah, and the continued establishment and organization of the new facility in Utah during the first three quarters. In addition, the increases include certain costs associated with the acquisition, relocation, and establishment of the subsidiaries acquired in April 1998. The Company continues to consolidate operations and business processes in an effort to reduce expenses associated with the newly acquired entities.

     The Company's interest expense increased from $179,000 for the nine months ended September 30, 1997 to $474,000 for the comparable period in 1998 and increased from $70,000 for the three months ended September 30, 1997 to $172,000 for the comparable period in 1998 as a result of increased interest bearing debt in 1998. The interest bearing debt increase has resulted from carrying additional inventory.

     The Company experienced a net loss and net loss per share of $2,032,000 and $0.30, respectively, for the nine months ended September 30, 1998 compared to a net loss and net loss per share of $233,000 and $0.08, respectively, net of the effect of a $318,000 extraordinary gain from forgiveness of debt for the comparable period in 1997. The Company experienced a net loss and net loss per share of $846,000 and $0.11 respectively for the three months ended September 30, 1998 compared to a net loss and net loss per share of $311,000 and $0.11, respectively, for the comparable period in 1997.

     The Company's inventory, including deposits made on inventory, increased from $1,925,000 at December 31, 1997 to $4,322,000 at September 30, 1998 in
anticipation of increased sales volume for 1998. Although sales volumes have increased over last year, the increase has been less than anticipated for 1998.

Trends, Liquidity, and Capital Resources

     The golf industry and sporting goods industry in general have been suffering during 1998 due to several factors including adverse weather conditions, the Asian economic crisis, and the end of "Tiger mania" which swept the industry after Tiger Woods won The Masters golf tournament in 1997. These conditions resulted in over-production, which lead to inventory accumulation. Although the Company managed to increase its sales in 1998, anticipated sales have not been achieved as is consistent with industry trends. The Company believes conditions will improve in the golf industry next year, but it can't predict outside events which may occur to positively or negatively affect industry or Company sales.

     During 1998 and throughout the Company's operating history, net losses have caused significant cash flow problems. At December 31,1996 and 1997, the Company's available cash and cash equivalents totaled $276,000 and $776,000 respectively. At September 30, 1998, cash and cash equivalents were $28,000, which is indicative of the Company's need to raise additional capital to fund continuing operations.

     As a result of the operating history of the Company, over the past several years the auditors have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon a lack of working capital resulting from operating at a loss, which causes the Company to rely upon outside capital to fund ongoing operations. At the end of the third quarter, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in-house. The Company also intends to pursue a new marketing plan to increase sales. The Company believes these changes will help move existing inventory and reduce its cash flow concerns, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     Regarding the Company's current cash position, cash used in operating activities for the nine months ended September 30, 1998 and September 30, 1997 was $3,661,000 and $2,366,000, respectively. Working capital at September 30, 1998 was ($1,206,000) compared to ($810,000) at December 31, 1997. Cash and cash equivalents at September 30, 1998 were $28,000 compared to $776,000 at December 31, 1997. Inventories, net of reserves and including deposits made on inventory, at September 30, 1998 were $4,322,000 compared to $1,925,000 at December 31, 1997, an increase of $2,397,000. Also, accounts receivable increased $473,000 from $987,000 at December 31, 1997 to $1,460,000 at September 30, 1998. The
revolving line of credit increased by $1,253,000, net of discounts, from December 31, 1997 to September 30, 1998. Notes payable of $425,000 were outstanding at September 30, 1998, compared to $425,000 at December 31, 1997. Accounts payable and accrued liabilities increased by $1,126,000 from December 31, 1997 to September 30, 1998. Royalties due and payable pursuant to the license agreement with Fila Sport for the first, second, and third quarters of 1998 were paid prior to the end of the respective quarters.

     Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiation of loan agreements as are outlined in the "FINANCING" and "RELATED PARTY TRANSACTION" sections of this report. The Company plans to continue to use these methods to fund operations and is currently negotiating with one of its lenders, to accept equity as payment for interest and principal due on its note. Potential investors are also being approached to lend to or invest in the Company. The Company will need to substantially reduce operations if it is unable to raise outside capital within the next several months to help fund operations.

Sales Trends

     During the past two years, the Company has implemented efforts to enter the mass retail market. As a result of these efforts, the Company has established a distribution relationship with a large U.S. retailer. The Company anticipates this relationship will continue through 1999. In the event this relationship terminates for any reason, the Company could lose a measurable portion of its anticipated sales which could have a materially adverse impact on the Company's operations. The Company is negotiating with other retailers to carry its products in an effort to sell more product through mass retail outlets. From approximately June 15 to July 31, 1998, the Company sold product to a direct sporting goods marketer on a trial basis.

Seasonality

     The golf business is seasonal because of winter conditions throughout much of the World, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter. Generally purchase orders are taken during the first and last quarters of the year and fulfilled during the second and third quarters. Accordingly, operating results can vary substantially from quarter to quarter and one quarter's results or any interim period may not be representative of the Company's annual results.


                                     PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

          Not Applicable

Item 2. Changes in Securities

          Not Applicable

Item 3. Defaults Upon Senior Securities

          Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     On July 14, 1998, the Company held its Annual Meeting of Stockholders at its corporate office. Stockholders voted on the following five items: 1) election of Directors, 2) the Company's name change, 3) the Company's quasi-reorganization, 4) the Company's 1998 Stock Option Plan, and 5) Deloitte & Touche LLP as auditors. A total of 6,634,938 voting shares were outstanding at the record date. A total of 2,825,608 votes were cast by Proxy Card and 1,677,062 in person. A total of 2,232,268 votes were not cast. The results of the items voted upon were as follows:

        Proposal 1: Election of Directors

                                                          TOTAL FOR     ABSTAIN
                                                          ---------     -------
        John B. Hewlett, Continuing Director              4,499,211      3,459
        Ralph W. Rasmussen, Continuing Director           4,499,211      3,459
        Dennis L. Crockett, Continuing Director           4,499,211      3,459
        Bruce H. Haglund, New Director                    4,499,211      3,459
        Steven L. Flint, New Director                     4,499,211      3,459


     Proposal 2: To approve an amendment of the Company's Certificate of Incorporation changing the name to "World Sports Marketing, Inc" at such time as the Board determines the change will benefit the Company.

                FOR          AGAINST        ABSTAIN
                ---          -------        -------
             4,489,731        8,147          4,792


     Proposal 3: To approve a quasi-reorganization of the Company permitting a restatement of its balance sheet as of April 1, 1998, eliminating any deficit and establishing a new earned surplus account for the accumulation of earnings provided the Board determines the reorganization is appropriate.

                FOR          AGAINST        ABSTAIN
                ---          -------        -------
             4,491,875        6,340          4,455


     Proposal 4: To approve the Company's 1998 Stock Option Plan providing for a total of 1,800,000 shares of the Company's Common Stock to be set aside for grant pursuant to the 1998 Stock Option Plan in accordance with the directions of the Company's Compensation Committee as approved by the Board of Directors.

                FOR          AGAINST        ABSTAIN
                ---          -------        -------
             4,453,921        31,154         17,595


     Proposal 5: To consider and ratify the appointment of Deloitte & Touche LLP as independent auditor of the Company for the fiscal year ending December 31, 1998.

                FOR          AGAINST        ABSTAIN
                ---          -------        -------
             4,494,970        4,000           3,700


Item 5. Other Information

     At the end of the third quarter the Company acted to vest the Chief Executive Officer's duties and responsibilities with the Board of Directors headed by John B. Hewlett as Chairman of the Board. John B. Hewlett held the CEO position individually before this change.

Item 6. Exhibits and Reports on Form 8-K

     During the third quarter, the Company entered into the following material contracts which are attached hereto as the following exhibits:

     10.1 Promissory Note Assignment from Tracy Jones to John B. Hewlett.

     10.2 Promissory Note to John B. Hewlett.

     10.3 Promissory Note to Alvin W. Emery.

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RENAISSANCE GOLF PRODUCTS, INC.


Date: November 13, 1998                 By: /s/ John B. Hewlett
                                            ------------------------------------
                                        John B. Hewlett
                                        Chairman of the Board

Date: November 13, 1998                 By: /s/ Mont E. Warren
                                            ------------------------------------
                                        Mont E. Warren
                                        Chief Financial Officer
                                        (Principal Accounting Officer)