Form 10KSB
period 1998-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 1999-04-15
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                            -----------------------

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

Revenues of the registrant for the fiscal year ended December 31, 1998 were $6,987,509.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 1998 was approximately $2,111,070 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

     The number of shares of the Common Stock of the registrant outstanding as of December 31, 1998 was 7,474,653.

     Transitional Small Business Disclosure Format (check one):

     Yes            No  X
        ----          ----

                                     PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Renaissance Golf Products, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.


ITEM 1.  BUSINESS

OVERVIEW

     The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa (the "Licensed Territory") utilizing the Fila trademark and logo under license from Fila Sport S.p.A. of Biella, Italy ("Fila Sport"), a subsidiary of Fila Holding, S.p.A. Fila Sport has cultivated a high quality image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila trademark. The Company has the exclusive right to market golf products bearing the Fila trademark in the Licensed Territory with the exception of head wear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

     The Company's products include golf clubs, bags, balls, gloves, head wear, headcovers, travel covers, umbrellas, towels, and other golf accessories. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company.

     The Company also runs the World Golf Corporation (WGC"), a wholly owned subsidiary, through which it operates golf tour events throughout the U.S. under the name of The World Golf Tour. WGC developed a handicapping system for golf which assists in leveling the playing field for golfers of all handicaps. Marketing of golf tour events occurs principally through word-of-mouth. Participants invite friends and golfing acquaintances to participate in tour events. The Company currently conducts tournaments for men and women and intends to offer tours to junior players and other specialty categories in the future. Each tour event utilizes the Company's proprietary handicapping system to determine event winners who receive cash, prizes, or both. WGC is a network marketing company. Interested individuals are encouraged to become independent distributors of tournament participation and golf equipment.

     The Company was originally incorporated in Arizona in July 1990 and commenced sales in January 1991. In September 1993, the Company was reincorporated in Delaware. In November 1993, the Company completed an initial public offering of its shares. The Company's securities are traded on the OTC Electronic Bulletin Board under the symbols "FGLF."

     In October 1996, the Company, through a private placement (the "Financing"), sold 100 "Units" at an issue price of $25,000 per Unit, each Unit consisted of a convertible Debenture; and 15,625 Unit Shares at a price of $.80 per share for a total of $12,500 for the Unit Shares. The Unit Shares were ultimately subject to a 4:1 reverse stock split ("Reverse Split"), approved by the stockholders at the annual meeting of stockholders held on October 24, 1997 and effectuated on November 12, 1997. The Debentures were ultimately converted pursuant to their conversion provision on December 15, 1997 at the rate of $.50 per share after the closing price of the Company's Common Stock exceeded $1.50 per share for 20 consecutive trading days. In conjunction with the Financing, the

Company experienced a change of control which included the Company appointing a new Chairman of the Board, and reconstituting the Board of Directors.

     Since the time of the Financing, the Company has entered into a series of Loan and Credit Agreements with the AKA Charitable Remainder Unitrust #1 ("AKA"). The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company was not in compliance with conditions of the Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

     Subsequent to the year end, in March 1999, the Company issued to AKA 50,000 shares of Convertible Preferred Stock for $1,000,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one, to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

     In addition to the credit lines secured by the Company during the past several years, a private placement of the Company's shares of Common Stock was undertaken on March 2, 1998. The Company sold a total of approximately 556,000 units, raising $1,668,000. Each unit consisted of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per unit. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

     During November 1998, the Company's Class "A" Warrants issued in conjunction with the Company's initial public offering expired.

BUSINESS STRATEGY

     During 1997, the Company re-focused it attention on its best selling product lines and entered the mass merchandise market. The Company intends to continue this renewed focus while continuing with its general business strategy of providing unique, innovative, quality products which utilize and promote the Fila Sport image.

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

     PRODUCT INNOVATION. The Company designs and markets golf equipment intended to appeal to both average and skilled golfers. The Company has experienced minimal returns of its products because of its attention to product design and manufacturing.

     UTILIZING AND PROMOTING THE FILA IMAGE. Because of the success of Fila Sport in developing a worldwide, premium brand franchise in its athletic footwear, active sportswear, and leisure and casual wear, the Company believes it has its products immediately identified with a high-quality, high-performance, high-fashion image.

     PROTECTION OF PROPRIETARY RIGHTS. As the licensee of Fila Sport, the Company aggressively seeks to protect the mutual interests of the Company and Fila Sport in the value of the Fila trademark. The Company believes that its WGC handicapping system, golf club designs, manufacturing processes, and trade names represent valuable intellectual property rights. The Company will seek to protect its proprietary interests in licenses, trademarks, trade secrets, trade dress, patents (if any are obtained), and other intellectual property rights.

GOLF PRODUCTS

     The Company currently offers a variety of golf products including golf clubs, bags, balls, gloves, head wear, headcovers, travel covers, umbrellas, towels, and other golf accessories. During 1998, the Company continued to market its professional line through specialty shops and began to more actively sell its mass merchandise line through mass retailers.

     GOLF BAGS. The Company believes its golf bags complement the current core business and marketing efforts of Fila Sport and are an item strongly associated with the fashion and function design concept of Fila Sport. The Company's golf bags are technically innovative and fashion oriented. Golf bag models feature full-length club dividers, fur lined tops, four to seven pocket configurations, deluxe harnesses with padded slings, bottom assist handles, hidden umbrella wells, towel clips, and matching rain hoods.

     The Company's bag line includes a selection from light weight carry golf bags to cart size golf bags. The 1998 and 1999 models include the following:

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

     Renaissance Series golf bags have a very stylish design featuring a built-in shoe pocket that keeps golf shoes separate from the clothing pocket. This series is offered in seven color combinations for men and five color combinations for women with a suggested retail of $180.00.

     M.D. Plus Series is a men's bag in 720-D nylon fabric offering oversize pockets to keep shoes and clothing separate. The Suggested retail price is $240.00.

          MASS MERCHANDISE SERIES:

     C Series and Lite Stand golf bags are offered in five color combinations with a suggested retail price range of $78.00 to $128.00.

     Tour Series golf bags for both men and women come in six color combinations with a suggested retail price of $139.00.

     Divider series golf bags, featuring 14 individual club full length cloth dividers for greater shaft protection, are available in men's and women's styles in fade and water resistant polyester fabric, one full-length garment compartment, and one oversized utility pocket. The suggested retail price is $129.00.

     CLUBS. Many of the Company's lines of golf clubs include innovations and refinements developed by management and independent equipment designers, from whom the Company obtains licenses. Clubs, priced from $340 to $1,500 for a set of eleven clubs, include the following:

          PROFESSIONAL SERIES:

     F-2000 Titanium Drivers made with varying degrees of loft are constructed from cast 6AL4V titanium. Three flexes of shafts are available with the drivers and the Four Plus fairway wood.

     Men's WGT model irons are forged carbon steel and feature a cavity back design, providing optimum feel with the forgiveness of a cast club. Retail pricing for 8 irons in steel shafts is $1,040.00 and in graphite shafts is $1,280.00. This model is available in 1 iron, 2 iron, 3-pw, and sand wedge.

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

     TOURNAMENTS. Dedicated to honesty and integrity in the game of golf, the Company through WGC offers golfers an opportunity to participate in tournaments on a level playing field through the use of the Company's proprietary handicapping system. The Company believes its tour will experience increasing participation as golfers are exposed to the tournaments through fellow golfers who enjoy honest competition with an opportunity to win prizes and money. The Company intends to offer junior tour events and other specialty tournaments in the future. The Company can provide no assurance that the tour concept will be accepted by a sufficient number of golfers or be run efficiently enough to be a financial success.

     Other golf products include various utility wedges, putters, golf balls, and a variety of accessory packs. Accessories include travel covers, headcovers, umbrellas, golf gloves, caps, visors, bracelets, and straw golf hats.

Through constant research and development and market planning, the Company plans to continually develop new products and enhance existing product lines.

MARKET SEGMENTS

     MEN'S GOLF PRODUCTS. By offering a full line of clubs suited for men of all playing abilities, the Company anticipates continuing to supply this market with product.

     WOMEN'S GOLF PRODUCTS. The Company's line for the women's market include a full package of coordinated bag, headcovers, and equipment in various color categories focusing on fashion and function.

     JUNIOR GOLF PRODUCTS. The Company introduced equipment for children and teenage golfers during 1997 to capture a portion of this growing market segment. The Company offers junior sets consisting of a wood, three irons and putter, designed for the five to nine year old, and a package suited in weight and length for the ten to 13 year olds including two woods, four irons and a putter. Both sets include a bag that is smaller in size and lighter in weight than standard golf bags to accommodate the junior golfer.

MARKETING AND DISTRIBUTION STRATEGY

     The Company's historical focus on sales to retail outlets located at golf courses and golf retail shops specializing in golf products has been redirected to include the retail sporting goods market. The sporting goods retail market segment already has an acute awareness of the Fila brand because of clothing and shoe sales. The Company will continue to produce and supply specialty accounts with a product line of superior quality, fashion, and technology designed to maintain the image of the Fila brand in these prestige accounts.

     DOMESTIC MARKET. The Company targets golf shops, pro shops, various specialty shops, and the golf departments of mass merchants as approved by Fila Sport Italy for the sale of its products. Distribution in the domestic market is coordinated directly by the Company and through manufacturer's representative firms and independent sales representatives who are assigned individual territories and compensated with a commission of 2% to 10% at the time of shipment. Generally, the Company appoints manufacturer representative firms and independent sales representatives that do not carry product lines which directly compete with the product lines offered by the Company; although, some exceptions are made based on individual representatives and their related territory.

     INTERNATIONAL MARKET. The Company currently has a European distributor which is providing the Company's product to various countries in Europe. International sales last year totaled approximately $239,351, or 3% of the Company's total revenues.

     NETWORK MARKETING. The Company through WGC currently provides golf products via network marketing. Network marketing consists of establishing a network of individuals through word-of-mouth who have an interest in becoming independent distributors for a company's products. WGC distributors are paid a sales commission on products they sell and products sold by other individuals who sign on with the company to become independent distributors through the efforts of the initial distributor. The Company believes it can effectively market tournament participation, golf balls, and other related products through a network marketing structure by providing a high quality product at a price which is competitive with traditional outlets. The Company can provide no assurance that it will be successful in the network marketing industry.

FILA LICENSE

     In November 1990, the Company entered into a license agreement with Fila Sport pursuant to which Fila Sport granted the Company the right to design, manufacture, and market certain golf-related products under the Fila brand name. The agreement was terminated on June 30, 1996 because the Company was in default under the agreement. In October 1996, the Company entered into a new license agreement with Fila Sport (the "License Agreement") which provides that the Company has the exclusive right to manufacture golf clubs, balls, headcovers, travel covers, gloves, bags, and umbrellas for sale in North and South America, Europe, the Middle East, and Africa. The Company has a non-exclusive right to market golf head wear and towels in the Territory. The terms of the License Agreement do not limit Fila Sport from manufacturing and marketing articles for active sport, such as jackets, women's tops, sweaters, all styles of hats, all styles of towels, sports bags, some of which items may compete with the Company's products. The initial term of the License Agreement extends through December 31, 2000 with an option to renew the license for an additional five-year period. The License Agreement also required that the

Company pay to Fila Sport $675,000 in past due royalties on or before November 21, 1996. As of December 31, 1998, all past due royalties to Fila Sport were paid in full.

     In consideration for the trademark license, the Company pays Fila Sport a royalty on net sales. The royalty is 6% of annual net sales up to $7,500,000, 5.5% of annual net sales from $7,500,000 up to $15,000,000, and 5% of annual net sales in excess of $15,000,000. Annual minimum royalties are due and payable in installments of 25% of the annual minimum on the 15th day prior to the end of each calendar quarter. Royalties of $500,000 were paid during 1998. Future minimum annual royalties are as follows $600,000 in 1999; and $700,000 in 2000. During the renewal period, minimum annual royalties are as follows: $800,000 in 2001; $900,000 in 2002; and $1,000,000 in each year from 2003 through 2005.

     The Company is required to obtain an irrevocable letter of credit in favor of Fila Sport each year equal to the amount of the applicable minimum royalty. The 1999 letter of credit has not yet been obtained; although, the first quarter royalty for 1999 has been paid. The license is terminable by Fila Sport if, among other things, the Company fails to meet its obligations under the License Agreement, fails to meet certain agreed upon product introduction dates in the Licensed Territory, fails to maintain product liability insurance, or fails to properly utilize the trademark. The Company also is required to expend in each year for the duration of the License Agreement an amount equal to 5% of net sales on advertising the Company's products and 3% of net sales on promotions.

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

MANUFACTURE AND ASSEMBLY

     The components of the Company's golf clubs, primarily club heads, shafts, and grips, are manufactured by suppliers in the United States and the Far East. Suppliers are carefully selected and continuously evaluated by the Company on the basis of the quality of raw materials utilized, quality of the workmanship, and attention to quality control. The Company believes that its relationships with key suppliers are good; however, the Company was late with payments to some of its suppliers during 1998 which could have a negative effect on the Company's ability to obtain product on account. There are numerous suppliers of high-quality components and management believes that the loss of a supplier may result in production delays, but would not have a material adverse impact on the Company's long-term business.

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

     The Company has identified all significant applications that will require modification to address the Year 2000 issue. Internal and external resources are being used to make the required modifications and test Company systems for the year 2000. The modifications process of all significant applications is substantially complete, and the Company intends to complete modifications this summer and continue to conduct testing through the end of 1999.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 29 employees, including two salaried employees on a full-time basis who are considered executive personnel, 14 salaried full-time employees in administrative, supervisory, and clerical positions, nine hourly full-time employees, and four part-time employee. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 15,000 square feet of office, manufacturing, and warehouse space located at 12187 South Business Park Drive, Suite 100, Draper, Utah 84020. The lease provides for rent of $94,636.00 per year and expires in January 2000. The Company leases an additional 12,000 square feet of space at 5812 Machine Drive, Huntington Beach, California, for $2,275.00 per month. The lease is month to month.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently maintaining a legal action in the Utah Third District Court on January 6, 1999 entitled Renaissance Golf Products, Inc. vs. Brad Oliver, case number 990900097, for Breach of Contract, Quantum Meruit, Fraud and Intentional Interference with Prospective Economic Advantage. The essence of the case is Brad Oliver receiving inventory valued at approximately $131,951.04 for resale and not making payment for the goods received. Settlement discussions are ongoing and the Company intends to obtain a settlement for the full amount of the goods received by Mr. Oliver. The prospects for obtaining a judgement against Mr. Oliver for the full amount of the claim are good. The prospects for collecting any awarded damages from Mr. Oliver are unknown due to Mr. Oliver's personal financial circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders for vote during the fourth quarter of 1998.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the period from January 1997 to March 31, 1999, the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions. The table reflects the price as adjusted for the 1997 4:1 Reverse Split.

COMMON STOCK PRICE ACTUAL AND ADJUSTED


                                 High                   Low
                                 ----                   ---
   1999
1st Quarter                    $0.6250               $0.2813

   1998
1st Quarter                     4.5000                2.9375
2nd Quarter                     4.0938                2.8750
3rd Quarter                     3.0625                1.2500
4th Quarter                     1.2813                0.2500

   1997
1st Quarter                     2.6225                1.1252
2nd Quarter                     2.1252                1.1252
3rd Quarter                     2.6240                1.0000
4th Quarter                     3.8750                1.5625


----------------------

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1998, the approximate number of record holders of the Company's Common Stock 275.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

     The golf industry and sporting goods industry in general suffered during 1998 due to several factors including adverse whether conditions and the Asian economic crisis. These conditions resulted in overproduction which led to inventory accumulation. The Company has suffered along with the industry during 1998, although it has managed to keep its sales constant from last year. The Company anticipates improved conditions in the golf industry during 1999, but it cannot predict outside events which may occur to positively or negatively affect industry or Company sales.

RESULTS OF OPERATIONS

     The Company's successful efforts to raise funding for working capital needs and move to supply the mass merchandise retail market during 1998 resulted in sales increases over 1997. The Company's operations during 1998 and the first quarter of 1999 required additional access to working capital. During the first quarter of 1999, the Company raised $1,000,000 through the sale of 50,000 shares of Class "A" Preferred Stock to AKA. The capital infusion allowed the Company to bring its license commitment to Fila current and pay suppliers providing product for the Company's mass merchandise line.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO THE YEAR ENDED DECEMBER 31, 1997. Net sales for the year ended December 31, 1998 were $6,988,000 compared to $5,375,000 for the comparable period in 1997, an increase of $1,613,000 or 30%. This increase is attributable to the Company's move into the mass retail channel and the commencement of operations of the WGC.

     Cost of sales increased from $4,822,000 for the year ended December 31, 1997 to $6,194,000 for the comparable period in 1998, an increase of $1,372,000 or 28%. The gross profit margin increased from 10% during 1997 to 11% for the comparable period in 1998.

     Selling, general, and administrative costs were $5,259,000 during 1998 compared to $2,392,000 for the comparable period in 1997, an increase of $2,867,000 or 120%. This increase in selling, general, and administrative costs is due mainly to the continuing efforts of the Company to expand operations into the mass retail market and commencing WGC operations.

     The Company experienced a net loss of $5,168,000 during 1998 compared to a net loss of $1,845,000 for the comparable period in 1997, an increase in losses of $3,323,000. The increase in losses is attributable to the Company acquiring two entities to combine into the WGC and commencing network marketing operations. Additionally, the Company wrote down in excess of $500,000 in inventory during 1998.

     The Company's inventory increased substantially from $758,000 at December 31, 1997 to $2,274,000 at December 31, 1998 as a result of the Company having sufficient working capital from newly invested capital and borrowed funds to fund operations and meet inventory purchase requirements. The increase in inventory is also due to the general industry market conditions during 1998 which created an inventory surplus.

     COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO THE YEAR ENDED DECEMBER 31, 1996. Net sales for the year ended December 31, 1997 were $5,375,000 compared to $2,403,000 for the comparable period in 1996, an increase of $2,972,000 or 124%. This increase was attributable to the Company's re-focused business strategy and improved working capital. The Company re-focused its business strategy and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which were the most closely aligned with Fila Sport's interests and marketing emphasis; high-fashion design and value.

     Cost of sales increased from $2,488,000 for the year ended December 31, 1996 to $4,822,000 for the comparable period in 1997, an increase of $2,334,000 or 94%.

     Selling, general, and administrative costs were $2,392,000, during 1997 compared to $2,425,000 for the comparable period in 1996, a decrease of $33,000 or 1%. This decrease in selling, general, and administrative costs, while increasing sales by 124%, was due mainly to the continuing efforts of the Company to reduce operating expenses throughout the restructuring process.

     The Company experienced a net loss of $1,845,000 during 1997 compared to a net loss of $2,541,000 for the comparable period in 1996, a decrease in losses of $696,000. The increase in sales volume, particularly to mass retailers during 1997, accounted for the decrease in losses. The increase in inventory is also due to the general industry market conditions during 1998 which created an inventory surplus.

PLAN OF OPERATION - LIQUIDITY AND CAPITAL RESOURCES

     Subsequent to the year end in March 1999, the Company issued to AKA 50,000 shares of Convertible Preferred Stock for $1,000,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one shares of Preferred Stock. In the event the Company fails to comply with the terms of its loan agreements with AKA, the conversion rate increases from 20 to one, to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

     The Company has entered into a series of credit lines with the AKA Charitable Remainder Unitrust #1. The first line of credit was for a maximum amount of up to $1,000,000 and the second line of credit, still being utilized by the Company, is for a maximum amount of up to $5,000,000. The lines of credit have provided the Company with an indispensable cash resource to utilize as the Company has come back from insolvency. Each line of credit bearing interest at 12%.

     In addition to the credit lines secured by the Company during the past several years, a private placement of the Company's shares of Common Stock was undertaken on March 2, 1998 to raise up to $2,400,000. The Company ultimately sold a total of approximately 556,000 units, raising $1,668,000.

     In October 1998, the Company entered into a promissory note agreement with a lender to provide the Company with $500,000 of which $50,000 of principal has been repaid.

     The Company's cash from operations is generated by sales of golf products to distributors at wholesale prices. Sales to domestic accounts are typically due 30 to 90 days after shipment while sales to international distributors are paid by letter of credit facilities or by wire transfer upon shipment.

     Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which causes the Company to rely upon outside capital to fund ongoing operations. During 1998, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company also intends to pursue a new marketing plan to increase sales. The Company believes these changes will help move existing inventory and reduce its cash flow concerns, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     Net cash used in operating activities for 1998, 1997, and 1996 was $4,247,000, $4,738,000, and $1,000,000, respectively. Working capital at the end of 1998, 1997, and 1996, was $(4,239,000), $(810,000), and $(502,000),
respectively. Cash and cash equivalents at December 31, 1998 were $63,000 compared to $776,000 at December 31, 1997. Inventories, net of reserves at December 31, 1998 were $2,273,601 compared to $758,000 at December 31, 1997.
Also, accounts receivable decreased from $758,000 at December 31, 1997 to $411,000 at December 31, 1998. Notes payable for $875,000 were outstanding at December 31, 1998. Total liabilities increased $2,765,000 from December 31, 1997 to December 31, 1998.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiation loan agreements as are outlined in this report. The Company plans to continue to use these methods to fund operations and agreed with AKA, one of its lenders, to accept equity as payment for interest and principal due on it's note through June 1999. Potential investors are also being approached to lend to or invest in the Company. The Company will need to substantially reduce operations if it is unable to raise outside capital within the next several months to help fund operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     Corbin & Wertz acted as the Company's independent public accountants for the years ending December 31, 1996 and 1997. Upon the recommendation of the Board of Directors, Corbin & Wertz, located in Irvine, California, was dismissed effective April 30, 1998 by the Company in order for the Company to appoint Deloitte & Touche LLP, located in Salt Lake City, Utah, as its principal accountants following the Company's move to Salt Lake City. The Company filed an 8-K on April 30, 1999, concerning this change of accountants.

     Deloitte & Touche LLP performed no audit functions and provided no opinions concerning the Company's financial condition or statements. Effective March 15, 1999, Deloitte & Touche resigned as the Company's principal accountants.

     The Board of Directors has approved the appointment of Jones, Jensen & Company as its principal accountant, as of March 15, 1999, to prepare the annual audit. To the knowledge of the Company, at no time has Jones, Jensen & Company provided any accounting services to the Company prior to this new engagement, and they have no direct or indirect financial interest in the Company.

     During the two most recent fiscal years, there have been no disagreements with the former accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any reportable event. On March 19, 1999, the Company filed an 8-K, which is incorporated herein by reference concerning the change of accountants.


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934 requires the Company's officers, directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and NASDAQ. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file. During 1998, the Officers or Directors, none of whom sold any of the Company securities during 1998, failed to timely file the required forms under
Section 16 (a) indicating total share ownership. During April 1999, the requisite forms were filed to bring officers, directors, and 10% stockholders current.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

     The names, ages and positions of the Company's Directors and executive officers as of January 1, 1999 are listed below:


Name                          Age                Position With the Company                        First Elected
----                          ---                -------------------------                        -------------
John B. Hewlett               46                 Chairman of the Board, Director                      1996
Steven L. Flint               48                 President, CEO, CFO, Director                        1998
Ralph W. Rasmussen            53                 Director                                             1998
Dennis L. Crockett            47                 Director                                             1996
Kurt A. Moore                 41                 Executive Vice President                             1997
Bruce H. Haglund              47                 Secretary                                            1994

     JOHN B. HEWLETT has served as Chairman of the Board and a Director of the Company since October 1996. He also served and as Chief Executive Officer from September 1997 through 1998. Mr. Hewlett is President of Hewlett Financial Corporation. He has 22 years of experience in the insurance field, specializing in sales and long and short-term planning. From 1985 to the present, Mr. Hewlett has been a nationally recognized consultant and seminar leader on closely held business succession and financial planning. He is a member of the Million Dollar Round Table, Court of the Table, and one of three Top of the Table members in the Intermountain West with career insurance sales approaching $640,000,000. Mr. Hewlett is a member of the National Basketball Association Utah Jazz 100 Club and Advisory Board.

     DR. STEVEN L. FLINT has been a Director of the Company since April 1998 and became the President, CEO, and CFO during the first quarter of 1999. Dr. Flint had been the Senior Vice President and Chief Financial Officer of The Alexander Group, Inc., a national marketing and sales consulting firm since 1993. Dr. Flint managed all of the firms Human Resources, Legal, Information Technology, Accounting, and Finance functions for the corporate headquarters and five regional offices. Before joining the Alexander Group, Dr. Flint was the Chief Financial Officer for a software firm. He is a former University professor having taught at Brigham Young University, Stanford University, Amos Tuck Graduate School of Management at Dartmouth College, and The University of Texas. He was an Ayers Fellow at the Stonier Graduate School of Banking. Dr. Flint has served on the board of directors for the Arizona Shakespeare Festival and Dimensional Visions Group. Dr. Flint has also served as a consultant to a number of firms in a wide range of industries and is actively involved in numerous community activities including The Boy Scouts of America and the Mesa Public Elementary Schools' Advisory Board. Dr. Flint holds B.A. and M.S. degrees from Brigham Young University and a Ph.D. from the Stanford Graduate School of Business.

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

     BRUCE H. HAGLUND has served as Secretary of the Company since January 1994 and as a Director since 1998. Mr. Haglund is a principal in the law firm of Gibson, Haglund & Johnson in Orange County, California where he has been engaged in the private practice of law since 1980. He is member of the Board of Directors of Santa Barbara

Restaurant Group, Inc. and the Secretary of Metalclad Corporation, a public company whose stock is traded on the NASDAQ Small Cap Market. Mr. Haglund is also the Secretary and a member of the Board of Directors of Aviation Distributors, Inc. and Renaissance Golf Products, Inc., public companies whose stock is traded on the OTC:BB. He is a graduate of the University of Utah College of Law.

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

     The Finance Committee was established to oversee Company expenditures and approve contracts entered into by the Company. The committee consists of two outside Directors, John B. Hewlett and Bruce H. Haglund, and one employee Director, Steven L. Flint.

     The Audit Committee was established to meet with management to consider the adequacy of the internal controls and the objectivity of financial reporting; the committee meets with the independent auditors and with appropriate Company financial personnel about these matters. The committee recommends to the Board of Directors the appointment of the independent auditors, subject to ratification by the Stockholders at the Annual Meeting. Both the internal auditors and the independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. The committee consists of two non-employee Directors, Ralph W. Rasmussen and Bruce H. Haglund, and one employee Director, Steven L. Flint.

     The Compensation Committee negotiates employment contracts, recommends to the Board of Directors compensation for officers, Directors, and employees, and administers management incentive compensation plans, including stock option plans. The committee consists of three non-employee Directors, Ralph W. Rasmussen, Dennis L. Crockett, and Bruce H. Haglund.

COMPENSATION OF DIRECTORS

     The Company's policy is not to pay cash compensation to directors for their services as directors, but reimburses reasonable out-of-pocket expenses of directors for attendance at meetings. Additionally on October 1, 1998, the Company granted each Director elected in 1998 an option to purchase 25,000 shares of the Company's Common Stock at $1.25 per share. The options vest in one quarter increments for each quarter of service rendered and expire on December 31, 2002.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The Company's compensation programs are designed to link executives' compensation to the performance of the Company. The annual salary paid to executives over the past two years reflect fixed amounts that are deemed competitive or lower the industry standards for executives with comparable ability and experience in the industry. Additionally, because of cash flow issues for the Company, executives have not received increases in salary for two years, and in some instances, executives have taken a salary cut.

COMPENSATION OF OFFICERS

     The compensation paid to John B. Hewlett, the Chief Executive Officer during 1998 and a portion of 1997, and Kenneth W. Craig, the President for a portion of 1997 are reflected in the Summary Compensation Table. Messrs. Hewlett and Craig joined the Company in 1996. No other executive officers are listed because none received compensation in excess of $100,000.

     SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                              ------------------------------------   -----------------------------------------
                                                         OTHER                 AWARDS                PAYOUTS
       Name and                                         ANNUAL       -------------------------    ------------
       Principal                                        COMPEN-       Restricted      options/       LTIP          ALL
       Position      YEAR     SALARY ($)   BONUS ($)   SATION ($)      stock ($)      SARs (#)    Payouts ($)    OTHER (1)
-----------------    ----     ----------   ---------   ----------    -----------      --------    ------------  -----------
 John Hewlett,       1998          -0-         -0-         -0-            -0-        400,000(2)        -              -
                     -------------------------------------------------------------------------------------------------------
   CHAIRMAN,CEO      1997          -0-         -0-         -0-(3)         -0-        225,000(4)        -              -
                     -------------------------------------------------------------------------------------------------------
Kenneth Craig,       1998          -0-         -0-         -0-            -0-            -0-           -              -
                     -------------------------------------------------------------------------------------------------------
   V.P. PRODUCTS(5)  1997       48,000      53,000         -0-            -0-         50,000           -              -
                     -------------------------------------------------------------------------------------------------------

(1) The remuneration described in the table does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other personal benefits provided to such individual that are extended to all employees of the Company in connection with their employment. The value of such benefits cannot be precisely determined; however, the executive Officers named above did not receive other compensation in excess of the lesser of $50,000 or 10% of such Officers' cash compensation.

(2)  A total of $400,000 priced at $4.00.

(3) During 1997, John B. Hewlett's affiliate exercised 400,000 options which it assigned to a charitable organization.

(4)  Priced at $3.00 per Share.

     OPTION GRANTS IN LAST FISCAL YEAR--INDIVIDUAL GRANTS

                 (a)                   (b)                  (c)                   (d)                   (e)
                                    Number of           % of Total
                                   Securities             Options
                                   Underlying            Granted to
                                     Options            Employees in         Exercise or Base         Expiration
                Name               Granted (#)          Fiscal Year(1)         Price ($/Sh)              Date
         John B. Hewlett             500,000                100%                  $4.00               3/17/2008

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of the Company's Shares as of December 31, 1999 for (i) each current Director and each nominee for Director (ii) each named executive officer of the Company as defined in 402(a)(2) of Regulation S-B of the Securities Act of 1933,
(iii) all persons known by the Company to beneficially own more than 5% of the Company's voting Shares, and (iv) all Officers and Directors of the Company as a group.



         NAME AND ADDRESS OF
         BENEFICIAL OWNER(1)                        NUMBER OF SHARES (2)        PERCENT OF TOTAL (3)
         -------------------                        --------------------        --------------------
         John B. Hewlett                 (4)              2,194,792                     22.89%
         Steven L. Flint                 (5)                 12,500                         *
         Dennis L. Crockett              (6)                369,375                      4.87%
         Ralph W. Rasmussen              (7)                 12,500                         *
         AKA Charitable Trust            (8)                846,875                     10.62%
         Bruce H. Haglund                (9)                863,750                     11.32%

         All officers and Directors      (10)             3,452,917                     34.91%
            as a group (five persons)

* less than one percent
-----------------------------------------

(1) Unless otherwise noted, the Company believes that all Shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all Shares owned by them. Unless otherwise indicated, the address of each Stockholder is 12187 South Business Park Drive, Suite 100, Draper, Utah 84020.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(3) Assumes 7,474,653 Shares outstanding plus, for each individual, any securities that specific person has the right to acquire upon exercise of presently exercisable stock options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(4) Includes 600,000 Shares issuable to Mr. Hewlett, and affiliates which he controls, upon the exercise of currently vested stock options at a price of $0.50 per Share, 1,000,000 Shares issuable at a price of $1.00 per Share, 12,500 shares issuable at $1.25 per Share, and 500,000 Shares issuable at $4.25 per Share. Mr. Hewlett's address is 2919 East Granite Hollow Street, Sandy, Utah 84092.

(5) Includes 12,500 Shares issuable upon the exercise of presently exercisable stock options at a price of $1.25 per Share.

(6) Includes 100,000 Shares issuable upon the exercise of presently exercisable stock options at a price of $0.50 per Share and 12,500 Shares issuable at $1.25. Mr. Crockett's address is 7050 Union Park Center, Suite 600, Midvale, Utah 84047.

(7) Includes 12,500 Shares issuable upon the exercise of presently exercisable stock options at a price of $1.25 per Share.

(8) Includes 200,000 Shares issuable to AKA upon the exercise of stock options at a price of $0.50 per Share, 150,000 Shares issuable at $1.00 per Share, 50,000 Shares issuable at $3.00 per Share, and 100,000 Shares issuable at
     5.00 per Share. Ralph W. Rasmussen is trustee of the AKA Charitable Remainder Trust.

(9) Includes 50,000 Shares issuable upon the exercise of presently exercisable stock options at a price of $0.50 per Share, 100,000 Shares issuable at $3.00 per Share, and 12,500 Shares issuable at $1.25 per Share. Mr. Haglund's address is Jamboree Center, 2 Park Plaza, Suite 450, Irvine, California 92614.

(10) Includes all executive officers and directors.

ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS SUBSEQUENT TO 1998

     Subsequent to the year end, in March 1999 the Company issued to AKA 50,000 shares of Convertible Preferred Stock for $1,000,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one shares of Preferred Stock. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

     The Company was not in compliance with conditions of the AKA Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

TRANSACTIONS DURING 1998

     On March 17, 1998, the Board of Directors acted to grant Mr. Hewlett 500,000 options exercisable at $4.00 per Share, which price was greater than the previous trading day's close of $3.812, for his efforts during 1997 in securing adequate financing for the Company to permit ongoing operations and for his efforts in guiding the growth of the Company. The options are exercisable at any time on or before March 17, 2008 and are not subject to price adjustment.

     In March 1998, pursuant to the terms of a stock option agreement, Bruce H. Haglund exercised 500,000 stock options at $0.50 per share in consideration of the forgiveness of $250,000 of legal fees owed to Mr. Haglund by the Company, including principal and accrued interest on a $150,000 note due June 1999 from the Company to Mr. Haglund for a portion of such fees.

     Gibson, Haglund & Johnson billed the Company approximately $125,000 in legal fees during 1998. Bruce H. Haglund, a principal of the firm, exercised 200,000 stock options at $0.50 per share; and an associate of the firm, exercised 20,000 stock options at $1.25 per share, in consideration of the forgiveness of accrued legal fees owed to Gibson, Haglund & Johnson by the Company.

     On May 7, 1997, the Company borrowed $225,000 from Tracy and Glenda Jones Charitable Support Foundation and entered into a Promissory Note for the capital received. The note, which was due on or before June 30, 1998, has been assigned to John B. Hewlett who granted an extension on the due date of the note to on or before June 30, 1999. The Company also borrowed an additional $125,000 from John
B. Hewlett September 13, 1998 and entered into a Promissory Note for the capital received. The note is due in one year. The interest rate on each of the notes to Mr. Hewlett is 12% per annum.

     In October 1998, the Company entered into a promissory note agreement with a lender to provide the Company with $500,000 of which $50,000 of principal has been repaid.

TRANSACTIONS DURING 1997

     In October 1997, the Board of Directors of the Company approved and granted an aggregate of 500,000 options exercisable at $3.00 per share to key management personnel and service providers during 1997. The options vested upon grant and expire ten years after the grant. The following Directors and Officers received options in the following amounts: John B. Hewlett, 225,000 options; Wade Mitchell, 50,000 options; Kenneth W. Craig, 50,000 options, Kurt A. Moore, 75,000 options; and Bruce H. Haglund, 100,000 options. During the first quarter of 1998, the Company acted to register the shares into which the options can be converted by filing a Form S-8 with the Securities and Exchange Commission.

     During 1997, the Company entered into credit arrangements with the AKA Charitable Remainder Unitrust #1. The first line of credit was for a maximum amount of up to $1,000,000 and the second line of credit, still being utilized by the Company, is for a maximum amount of up to $5,000,000. The lines of credit have provided the Company with an indispensable cash resource to utilize as the Company has emerged from near insolvency experienced in the 4th quarter of 1996. Each line of credit, bearing interest at 12%, has been made possible through the personal guaranty of the credit line by John B. Hewlett, the Company's Chairman of the Board and Chief Executive Officer.

     In December 1997, pursuant to the terms of a Stock Option Agreement, an affiliate of John B. Hewlett exercised 400,000 stock options at $0.50 per Share in consideration of the forgiveness of $200,000 of consulting fees owed to Mr. Hewlett's affiliate by the Company. The Shares were donated to a charitable organization controlled by a board of directors consisting of five directors, one of which is Mr. Hewlett.

     During September 1997, the Board of Directors of the Company approved and granted an aggregate of 150,000 options to Kurt A Moore. These options vest in one-third increments upon the earlier of achieving certain performance goals or ratably over ten years and are subject to cancellation upon termination of employment. The performance goals are that the Company achieves sales of $8,000,000 in 1998, $12,000,000 in 1999, and $18,000,000 in 2000.

ITEM  13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report on Form 10-KSB:

      1.   Financial Statements for the periods ended December 31, 1997 and
           1998:

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

      2.  Exhibits

      The following exhibits are being filed with this Annual Report on Form 10-KSB and/or are incorporated by reference therein in accordance with the designated footnote references:


     4.1 Certificate of Determination concerning the rights and preferences of Series "A" convertible preferred stock.

     10.1   Amendment to Loan and Security Agreement dated January 11, 1999.

     10.2   AKA Charitable Remainder Unitrust #1 Subscription Agreement to
            Purchase 50,000 shares of Series A Preferred Stock.

     10.3   Warrant Certificate for the purchase of 1,637,669 shares of Common
            Stock at $0.345 per share issued to AKA Charitable Remainder
            Unitrust #1 on January 11, 1999.

     10.4   Warrant Certificate for the purchase of 600,000 shares of Common
            Stock at $0.345 per share issued to AKA Charitable Remainder
            Unitrust #1 on January 11, 1999.

     10.5   Warrant Certificate for the purchase of 1,000,000 shares of Common
            Stock at $1.00 per share issued to AKA Charitable Remainder Unitrust
            #1 on March 10, 1999.

     10.6   Amendmentto Warrant Certificates for the purchase of 200,000
            Warrants at $1.50 per share, 100,000 Warrants at $2.00 per share, 100,000 warrants at $3.00 per share, and 100,000 warrants at $5.00 per share previously issued to AKA Charitable Remainder Unitrust #1 on October 29, 1997 and June 1, 1998.

     10.7   Assignment of Promissory Note to John B. Hewlett.

     10.8   Promissory Notes entered into with Alvin Emery.

     21.1   List of Subsidiaries.

     23.1   Consent of Auditors--Corbin & Wertz.

     23.2   Consent of Auditors--Jones, Jensen & Company.

     27.1   Financial Data Schedule.

(b)  Reports on Form 8-K.

     Change of Accountants filed on April 30, 1998.

     Change of Accountants filed on March 19, 1999 as amended.

                         RENAISSANCE GOLF PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                 C O N T E N T S


Independent Auditors' Report................................................. 3

Consolidated Balance Sheet................................................... 4

Consolidated Statements of Operations........................................ 6

Consolidated Statements of Stockholders' Equity (Deficit).................... 7

Consolidated Statements of Cash Flows........................................ 9

Notes to the Consolidated Financial Statements.............................. 11

                                  [LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Renaissance Golf Products, Inc.

We have audited the accompanying consolidated balance sheet of Renaissance Golf Products, Inc. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renaissance Golf Products, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Renaissance Golf Products, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1c to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1c. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah

April 14, 1999

                         RENAISSANCE GOLF PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHHET

                                     ASSETS

                                                                              December 31,
                                                                                  1998
                                                                           -----------------
CURRENT ASSETS

   Cash and cash equivalents                                               $          63,184
   Accounts receivable, net of allowance for doubtful accounts                       411,311
   Inventories, net (Note 2)                                                       2,273,601
   Deposits made on inventory (Note 2)                                               497,838
   Prepaid expenses and other current assets                                          15,900
                                                                           -----------------

     Total Current Assets                                                          3,261,834
                                                                           -----------------
PROPERTY AND EQUIPMENT, NET (Note 3)                                                 465,413
                                                                           -----------------

OTHER ASSETS

   Goodwill (net) (Note 1)                                                           780,000
                                                                           -----------------

     Total Other Assets                                                              780,000
                                                                           -----------------
     TOTAL ASSETS                                                          $       4,507,247
                                                                           -----------------
                                                                           -----------------


       The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          December 31,
                                                                              1998
                                                                       -----------------
CURRENT LIABILITIES

   Revolving line of credit, net of discount (Note 4)                  $       4,936,766
   Current portion of notes payable (Note 6)                                     855,000
   Accounts payable                                                              772,848
   Accrued interest                                                              288,793
   Accrued liabilities                                                           403,660
   Accrued royalties                                                             243,355
                                                                       -----------------

     Total Current Liabilities                                                 7,500,422
                                                                       -----------------
LONG-TERM LIABILITIES

   Notes payable, less current portion (Note 6)                                   20,000
                                                                       -----------------

     Total Long-Term Liabilities                                                  20,000
                                                                       -----------------
     Total Liabilities                                                         7,520,422
                                                                       -----------------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.01 par value, 150,000 shares
    authorized: 250 shares issued and outstanding                                      3
   Common stock, $0.001 par value, 40,000,000 shares
    authorized; 7,498,153 shares issued and outstanding                            7,498
   Additional paid-in capital                                                 17,870,841
   Accumulated deficit                                                       (20,891,517)
                                                                       -----------------

     Total Stockholders' Equity (Deficit)                                     (3,013,175)
                                                                       -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $       4,507,247
                                                                       -----------------
                                                                       -----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the Years Ending
                                                                      December 31,
                                                        ---------------------------------------
                                                              1998                  1997
                                                        -----------------     -----------------

NET SALES                                               $       6,987,509     $       5,375,160

COST OF SALES                                                   6,194,129             4,821,704
                                                        -----------------     -----------------

GROSS PROFIT                                                      793,380               553,456
                                                        -----------------     -----------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                        5,258,662             2,391,659
                                                        -----------------     -----------------

OPERATING LOSS                                                 (4,465,282)           (1,838,203)
                                                        -----------------     -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                 -                      8,111
   Interest expense                                              (701,425)             (332,467)
                                                        -----------------     -----------------

     Total Other Income (Expense)                                (701,425)             (324,356)
                                                        -----------------     -----------------

LOSS BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM                                  (5,166,707)           (2,162,559)

PROVISION FOR INCOME TAXES                                            900                   800
                                                        -----------------     -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                 (5,167,607)           (2,163,359)

EXTRAORDINARY GAIN FROM FORGIVENESS
 OF DEBT (NET OF INCOME TAXES OF $-0-) (Note 7)                    -                    318,228
                                                        -----------------     -----------------

LOSS BEFORE COMPREHENSIVE INCOME                               (5,167,607)           (1,845,131)

OTHER COMPREHENSIVE INCOME                                         -                     -
                                                        -----------------     -----------------

NET LOSS                                                $      (5,167,607)    $      (1,845,131)
                                                        -----------------     -----------------
                                                        -----------------     -----------------

BASIC LOSS PER COMMON SHARE                             $           (1.95)    $           (0.65)
                                                        -----------------     -----------------
                                                        -----------------     -----------------

FULLY DILUTED LOSS PER COMMON SHARE                     $           (0.64)    $           (0.65)
                                                        -----------------     -----------------
                                                        -----------------     -----------------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                    2,655,538             2,855,538
                                                        -----------------     -----------------
                                                        -----------------     -----------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                       Preferred Stock           Common Stock          Common Stock Subscribed    Additional
                                   -----------------------   -----------------------   -----------------------     Paid-In
                                     Shares       Amount       Shares       Amount       Shares       Amount       Capital
                                   ----------   ----------   ----------   ----------   ----------   ----------   ------------
Balance, December 31, 1996                250   $        3    1,365,291   $    1,365      953,125   $      953   $ 12,524,384

Issuance of common stock,
previously subscribed                       -            -      953,125          953     (953,125)        (953)             -

Issuance of common stock
 for cash                                   -            -      703,125          703            -            -        561,797

Issuance of common stock
 upon conversion of debt                    -            -    1,607,816        1,608            -            -        802,300

Common stock subscribed
 upon conversion of debt                    -            -            -            -    1,096,276        1,096        547,038

Common stock subscribed
 upon exercise of stock options             -            -            -            -      400,000          400        199,600

Issuance of stock options
 and warrants                               -            -            -            -            -            -        160,375

Fractional share adjustment as
 a result of reverse split                  -            -      (15,695)         (15)           -            -             15

Net loss for the year ended
December 31, 1997                           -            -            -            -            -            -              -
                                   ----------   ----------   ----------   ----------   ----------   ----------   ------------

Balance, December 31, 1997                250   $        3    4,613,662   $    4,614    1,496,276   $    1,496   $ 14,795,509
                                   ----------   ----------   ----------   ----------   ----------   ----------   ------------
                                   ----------   ----------   ----------   ----------   ----------   ----------   ------------




                                                      Total
                                                   Stockholders'
                                     Accumulated      Equity
                                       Deficit      (Deficit)
                                    ------------   ------------
Balance, December 31, 1996          $(13,878,779)  $ (1,352,074)

Issuance of common stock,
previously subscribed                          -              -

Issuance of common stock
 for cash                                      -        562,500

Issuance of common stock
 upon conversion of debt                       -        803,908

Common stock subscribed
 upon conversion of debt                       -        548,134

Common stock subscribed
 upon exercise of stock options                -        200,000

Issuance of stock options
 and warrants                                  -        160,375

Fractional share adjustment as
 a result of reverse split                     -              -

Net loss for the year ended
December 31, 1997                     (1,845,131)    (1,845,131)
                                    ------------   ------------

Balance, December 31, 1997          $(15,723,910)  $   (922,288)
                                    ------------   ------------
                                    ------------   ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                       Preferred Stock           Common Stock          Common Stock Subscribed
                                   -----------------------   -----------------------   -----------------------
                                     Shares       Amount       Shares       Amount       Shares       Amount
                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997                250   $        3    4,613,662   $    4,614    1,496,276   $    1,496

Issuance of subscribed stock                -            -    1,496,276        1,496   (1,496,276)      (1,496)

Issuance of stock for cash                  -            -      560,000          546            -            -

Issuance of stock for assets                -            -      250,000          250            -            -

Issuance of stock for services              -            -      278,215          292            -            -

Issuance of stock upon
 conversion of debt                         -            -      300,000          300            -            -

Net loss for the year ended
 December 31, 1998                          -            -            -            -            -            -
                                   ----------   ----------   ----------   ----------   ----------   ----------

Balance, December 31, 1998                250   $        3    7,498,153   $    7,498            -   $        -
                                   ----------   ----------   ----------   ----------   ----------   ----------
                                   ----------   ----------   ----------   ----------   ----------   ----------

                                                                      Total
                                      Additional                   Stockholders'
                                       Paid-In       Accumulated      Equity
                                       Capital         Deficit      (Deficit)
                                     ------------   ------------   ------------
Balance, December 31, 1997           $ 14,795,509   $(15,723,910)  $   (922,288)

Issuance of subscribed stock                    -              -              -

Issuance of stock for cash              1,682,787              -      1,683,333

Issuance of stock for assets              999,750              -      1,000,000

Issuance of stock for services            243,095              -        243,387

Issuance of stock upon
 conversion of debt                       149,700              -        150,000

Net loss for the year ended
 December 31, 1998                              -     (5,167,607)    (5,167,607)
                                     ------------   ------------   ------------

Balance, December 31, 1998           $ 17,870,841   $(20,891,517)  $ (3,013,175)
                                     ------------   ------------   ------------
                                     ------------   ------------   ------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years Ending
                                                                                         December 31,
                                                                            --------------------------------------
                                                                                   1998                1997
                                                                            ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $       (5,167,607) $       (1,845,131)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                     100,162              28,081
     Provision for doubtful accounts                                                    -                  307,971
     Provision for allowance for inventory obsolescence                                 75,000             177,000
     Gain on forgiveness of debt                                                        -                 (318,228)
     Expense recorded in connection with non-employee options                           -                   23,375
     Expense recorded in connection with discount amortized                             -                   52,538
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                        576,010          (1,152,753)
     (Increase) decrease in inventories                                             (1,590,644)           (586,317)
     (Increase) decrease in deposits on inventory                                      669,188          (1,167,026)
     (Increase) decrease) in prepaid expenses
      and other current assets                                                          41,610             (47,195)
     (Increase) decrease in other assets                                                34,199             (13,056)
     Increase (decrease) in accounts payable
      and accrued liabilities                                                          890,402            (130,971)
     Increase (decrease) in accrued royalties                                          125,000             (65,791)
                                                                            ------------------  ------------------

       Net Cash Used in Operating Activities                                        (4,246,680)         (4,737,503)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                 (48,602)            (32,460)
                                                                            ------------------  ------------------

       Net Cash Used in Investing Activities                                           (48,602)            (32,460)
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds on lines of credit                                                   1,299,279           3,763,949
   Net payments on long-term debt                                                     (200,000)            (44,144)
   Proceeds from long-term debt                                                        650,000             225,000
   Proceeds from issuance of subordinated convertible debentures                     1,668,000             562,500
   Proceeds from issuance of common stock for cash                                     104,863             562,500
   Proceeds from exercise of stock options                                              60,470             200,000
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                    $3,582,612          $5,269,805
                                                                            ------------------  ------------------


        The accompanying notes are an integral part of these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                              For the Year Ending
                                                                  December 31,
                                                     --------------------------------------
                                                            1998                1997
                                                     ------------------  ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              $         (712,670) $          499,842

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                    775,854             276,012
                                                     ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR               $           63,184  $          775,854
                                                     ------------------  ------------------
                                                     ------------------  ------------------

Cash Paid For:

   Interest                                          $          404,369  $          227,857
   Income taxes                                      $              800  $              800

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for debt conversion           $          150,000  $          803,908
   Common stock subscribed for debt conversion                                      548,134
   Stock for assets                                  $        1,000,000
   Stock for services                                $          243,387


        The accompanying notes are an integral part of these consolidated financial statements.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Nature of Operations

          Renaissance Golf Products, Inc. and Subsidiaries (the "Company") assembles and distributes golf clubs and accessories. The Company's products are sold domestically and internationally under a license agreement with FILA Sport S.p.A. ("FILA").

          b.  Principles of Consolidation

          The consolidated financial statements include those of World Golf Corporation, Sports Marketing, Inc. and RGPI, Inc. All significant intercompany accounts and transactions have been eliminated.

          c.  Basis of Presentation - Going Concern

          The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has a stockholders' deficit at December 31, 1998. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt and/or equity financing as may be required, to satisfy its debt and license covenants (see Notes 4 and 8) and ultimately to attain profitable operations. Management's plans to address these matters are as follows:

          -    Obtain additional financing through third party investors;

          - Focus current marketing strategy on strength of bag and accessory product lines;

          -    Increase the marketing efforts regarding its products;

          -    Refocus product lines; and

          -    Continue restructuring the operations of the Company.

          Management of the Company believes that the proceeds from the additional financing, plus increased marketing efforts, will enable the Company to fund operations through the end of fiscal 1999, although there can be no assurance that it will. The Company will likely require additional capital for future development and the marketing of existing and future product lines. In the event the Company cannot fund operations through sales after the initial infusion of capital from the aforementioned sources, resolve its current debt and any license covenant violation, and if the Company is unable to secure additional financing in the future, its ability to pursue its business strategy, its consolidated financial position, and its results of operations for future periods may be adversely impacted.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          d.  Concentrations of Credit Risk

          CASH

          On occasion, the Company maintains cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

          ACCOUNTS RECEIVABLE

          The accounts receivable are from a diverse customer base. The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. Accounts deemed uncollectible have been charged against the allowance. The Company does not obtain collateral with which to secure its accounts receivable. As of December 31, 1998, the Company had accounts receivable from one customer which represented 64% of net accounts receivable.

          SALES

          One customer accounted for 27% and 14% of net sales for the years ended December 31, 1998 and 1997, respectively.

          ACCOUNTS PAYABLE

          One vendor accounted for 11% of inventory purchases for the year ended December 31, 1998, and four vendors accounted for 19%, 17%, 15% and 14% of inventory purchases for the year ended December 31, 1997, respectively. No other vendor accounted for 10% or more of inventory purchases for these periods. As of December 31, 1998, the Company had accounts payable to one vendor which represented 25% of accounts payable. The Company believes that it could purchase such inventory from other vendors without a materially adverse effect to the Company.

          FOREIGN SALES

          The Company had sales to foreign markets of approximately $239,351 (3%) and $103,000 (2%) for the years ended December 31, 1998 and 1997, respectively.

          e. Use of Estimates in the Preparation of Consolidated Financial Statements

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Significant estimates made by the Company's management include, but are not limited to, allowances for trade receivables and the net realizable value of inventories. Actual results could materially differ from those estimates.

                           RENAISSANCE GOLF PRODUCTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          f.  Fair Value of Financial Instruments

          The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, revolving line of credit, notes payable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1998.

          g.  Cash Equivalents

          For the purpose of the statements of cash flows, the Company considers cash equivalents to be highly liquid investments with remaining maturities when purchased of three months or less.

          h.  Inventories

          Inventories are stated at the lower of cost or market, and consist primarily of golf clubs, golf bags, golf accessories and related components. Cost is determined on the first-in, first-out method. Cost includes materials, direct labor and an allocable portion of direct and indirect manufacturing overhead based on estimates derived from historical trends and experience factors. Market is determined by comparison with recent purchases or net realizable value. The Company did write-down inventory in 1998.

          i.  Property and Equipment

          Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Depreciation expense relating to property and equipment for the years ended December 31, 1998 and 1997 amounted to $80,163 and $28,081, respectively, of which $13,613 and $6,549, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

          Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. Gains or losses are recognized upon sale or disposal of assets.

          j.  Revenue Recognition

          Revenues on product sales are recognized upon shipment of the merchandise.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          k.  Stock-Based Compensation

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

          l.  Advertising

          The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1998 and 1997 was $589,318 and $224,282, respectively.

          m.  Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

          n.  Limitations on Dividends

          Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of its accumulated deficit as of December 31, 1998.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          o.  Basic Loss Per Common Share

          In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. Basic and diluted net loss per share are approximately the same.

          q.  Reverse Stock Split and Change in Authorized Shares

          During November 1997, the Company effected a 4:1 reverse stock split. All share information has been adjusted to reflect the reverse stock split for both periods presented. The Company, during 1997, also amended its articles of incorporation to change its total authorized shares for common stock to 40,150,000 from 20,150,000

          r.  Change in Accounting Principle

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose consolidated financial statements. This statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a consolidated financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has retroactively applied the provisions of this new standard by showing the other comprehensive income for all years presented.

          s.  Goodwill

          In April 1998, the Company recognized goodwill of $800,000 from the purchase the assets of World Golf Federation, Inc. and Ball Marketing Co. LLC. The Company recognizes goodwill from the excess of the purchase price of its acquisitions over the fair value of the net assets acquired.

          The Company evaluates the recoverability of goodwill and long lived assets and reviews the amortization period on an annual basis.
          Several factors are used to evaluate goodwill, including but not limited to: management's plans for future operations, recent operating results and projected, undiscounted cash flows. The primary method is projected, undiscounted cash flows.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

          t.  Reclassification

          Certain December 31, 1997 balances have been reclassified to conform with the December 31, 1998 financial statement presentation.

NOTE 2 -  INVENTORIES

          Inventories consist of the following at December 31, 1998

             Component parts                                       $         844,335
             Finished goods - golf clubs                                     431,678
             Finished goods - golf bags and accessories                    1,072,588
                                                                   -----------------
                                                                           2,348,601

             Less inventory reserve                                           75,000
                                                                   -----------------
             Net Inventory                                         $       2,273,601
                                                                   -----------------
                                                                   -----------------

          As of December 31, 1998, the Company has made cash deposits on inventory to be received during 1999 totaling $497,838.

NOTE 3 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following at December 31, 1998:

             Manufacturing and tooling equipment                   $          89,252
             Office furniture and equipment                                   68,408
             Computer equipment and software                                 496,843
             Automotive equipment                                              6,942
             Leasehold improvements                                          120,588
                                                                   -----------------
                                                                             782,033
             Less accumulated depreciation                                  (316,620)
                                                                   -----------------

             Net Property and Equipment                            $         465,413
                                                                   -----------------
                                                                   -----------------


NOTE 4 -  LINES OF CREDIT

          In January 1997, the Company entered into a line of credit (line) agreement with a bank in which the Company could borrow up to $400,000 in connection with a letter of credit established in accordance with the FILA license agreement (see below). The line bore interest at the bank's prime rate plus 1.5% and was collateralized by essentially all of the Company's assets and was guaranteed by the Chairman of the Board of Directors. The line expired January 31, 1998.

          In connection with the FILA license, the Company established a letter of credit with an accredited bank in the amount of $400,000. The letter of credit was secured by the line of credit discussed above. The letter of credit expired January 31, 1998.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 4 -  LINES OF CREDIT (Continued)


          The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement bears an interest rate of 12% and expires December 31, 1999. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender (see Note 9).
          Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts receivable, and other assets of the Company. As of December 31, 1998, the Company had borrowed $5,000,000 on this revolving promissory note. The revolving credit line is shown net of the discount of $63,234 as discussed in
          Note 9. The line provides for various warranties, covenants and restrictions and other financial and non-financial matters requiring compliance on a continuing basis. Default on any warranty, covenant or restriction could effect the lender's commitment to lend, and if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the line. As of December 31, 1998, the Company was in default of certain warranties, covenants and restrictions, including the borrowing of funds substantially in excess of qualifying collateral.

NOTE 5 -  SUBSEQUENT EVENTS

          In January 1999, the Company approved a plan to grant warrants in lieu of cash to meet its interest payments on the Company's line-of-credit. The exercise price at the date of grant would be $0.345 per share, which represents the average closing price of the Company's common stock. The number of shares offered total 1,637,669, In addition, the Company issued 600,000 warrants to the same entity for waiving any potential defaults under the terms of the line-of-credit.

          In March 1999, the Company sold 50,000 shares of its newly authorized Series "A" Preferred Stock for $1,000,000. The above shares have a warrant attached to purchase 1,000,000 shares of common stock at $1.00 per share.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 6 -  LONG-TERM DEBT



          Notes payable at December 31, 1998 consist of the following:

          Unsecured note payable to a shareholder bearing interest at 10% per annum, all unpaid interest and principle due

           June 30, 1999.                                                       $          50,000

          Unsecured note payable to a shareholder bearing interest at 10% per annum, all unpaid interest and principle due

           June 30, 2000.                                                                  20,000

          Unsecured note payable to a shareholder bearing interest at 12% per annum, all unpaid interest and principle due

           January 7, 1999.                                                               450,000

          Unsecured note payable to an officer of the Company bearing interest at 12% per annum, all unpaid interest and principle due

           June 30, 1999.                                                                 225,000

          Unsecured note payable to an officer of the Company bearing interest at 12% per annum, all unpaid interest and principle

           due September 13, 1999.                                                        125,000

          Unsecured note payable to a shareholder bearing interest at 10% per annum, all unpaid interest and principle due

           June 30, 1999.                                                                   5,000
                                                                                -----------------
                                                                                          875,000

          Less: current maturities                                                       (855,000)
                                                                                -----------------

                                                                                $          20,000
                                                                                -----------------
                                                                                -----------------

          Annual maturities of long-term debt are as follows:

                                         Years Ending
                                         December 31,
                                         ------------
                                              1999                              $         855,000
                                              2000                                         20,000
                                              2001                                         -
                                              2002                                         -
                                              2003                                         -
                                                                                -----------------

                                                                                $         875,000
                                                                                -----------------
                                                                                -----------------


          Total interest expense incurred in connection with the related party debt was $119,292 and $35,750 for the years ended December 31, 1998 and 1997, respectively.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 7 -  EXTRAORDINARY GAINS ON FORGIVENESS OF DEBT

          In prior years, the Company entered into a royalty agreement with a Japanese distributor who designs clubs for Asian markets and distributes using the FILA name and trademark. Royalties due to the Company related to such agreement are 9% on sales of bags, head covers and gloves designed and distributed by the Japanese distributor. In fiscal 1997, the distributor released the Company from any obligation to repay the prepaid royalties and required no additional services from the Company. The Company recorded extraordinary gain on forgiveness of debt in the amount of $267,723 in the 1997 statement of operations related thereto.

          In addition, during 1998 and 1997, certain other vendors forgave certain payables. The Company recorded $-0- and $50,505 as extraordinary gains on forgiveness of debt for the years ended December 31, 1998 and 1997, respectively.

NOTE 8 -  COMMITMENTS AND CONTINGENCIES

          Operating Leases

          The Company leases its office and certain equipment under several non-cancelable lease agreements accounted for as operating leases expiring through June 30, 2003. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

          Minimum rental payments under non-cancelable operating leases on certain equipment are as follows:

                           Years Ending
                           December 31,
                           ------------
                                1999                          $          77,300
                                2000                                     69,850
                                2001                                     41,356
                                2002                                     16,767
                           All other years                                5,097
                                                              -----------------

                                                              $         210,365
                                                              -----------------
                                                              -----------------

          Rent expense were approximately $74,000 and $98,000 for the years ended December 31, 1998 and 1997, respectively. It is expected that expiring leases will be renewed in the ordinary course of business.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES, (Continued)

          Royalty and Licensing Agreements

          FILA License

          In October 1996, the Company entered into an exclusive licensing agreement which granted the Company the right to use the FILA name and trademark on defined hard products for sale in the United States and foreign countries, excluding Asia and a non-exclusive license to use the FILA name and trademark on defined soft products for sale in the United States and foreign countries, excluding Asia. The new license agreement expires December 31, 2000 and can be renewed for an additional five-year period provided that the Company is not in default of any obligation under the agreement. The Company was in default with the FILA license agreement at December 31, 1998 (see Note
          4). The FILA licensing agreement was not impacted by the change of control as a result of the equity transactions discussed in Notes 8 through 10. Royalty expense under this agreement was $500,000 and $400,000 for the years ended December 31, 1998 and 1997, respectively. There were no royalties due to FILA at December 31, 1998.

          The terms of the revised licensing agreement include the following minimum payments:

                                1999                         $         600,000
                                2000                                   700,000
                                                             -----------------

                                                             $       1,300,000
                                                             -----------------
                                                             -----------------

          Percentage royalty payments are due if such amounts exceed the minimum royalty payments and are based on annual sales as follows:

                      Sales up to $7,500,000                 6.0%
                      Sales from $7,500,001 to $15,000,000   5.5%
                      Sales over $15,000,000                 5.0%

          FILA can terminate the license if the Company does not have annual sales of licensed product equal to or exceeding the following amounts of the respective years:

                                1998                         $       6,250,000
                                1999                                 7,500,000
                                2000                                 8,333,333

          The Company must expend annually not less than five percent (5%) of net sales for advertising and not less than three percent (3%) of net sales for promotions.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Royalty and Licensing Agreements (Continued)

          FILA License (Continued)

          The Company shall not offer discounts on current products greater than twenty-five percent (25%) without first obtaining approval from FILA. The Company shall not sell discontinued product lines at a discount exceeding fifty percent (50%).

          The Company must establish an irrevocable letter of credit for the minimum annual royalty for each contract year which shall be renewed annually for the minimum annual royalty for each subsequent contract year. The Company has not renewed its letter of credit that expired January 31, 1998 and, therefore, is not in compliance with this covenant as of the issuance of these consolidated financial statements. The Company shall pay one fourth (1/4) of the minimum annual royalty to FILA fifteen (15) days prior to the end of each quarter. If the Company fails to make the required payment, FILA may draw the required payment amount from the letter of credit on the last day of the quarter.

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

          FILA may terminate the agreement in whole, or in part, upon the occurrence of certain events, including the following:

          - Failure to perform or otherwise materially breach any of the obligations under the agreement and there is not remedy within 30 days of the receipt of written notice of intent to terminate the agreement from FILA.

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

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 8 -  COMMITMENTS AND CONTINGENCIES (Continued)

          Royalty and Licensing Agreements (Continued)

          Japanese Sublicense

          FILA granted an exclusive licensing agreement to Kanebo, Ltd. ("Kanebo") covering Japan, prior to granting the Company its licensing agreement. This licensing agreement gave Kanebo an exclusive right and license to use FILA trademarks in connection with the manufacture and sale of certain items including golf bags, head covers and gloves sold in Japan, but not including golf clubs or balls. Accordingly, the Company entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, head covers and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's license agreement with FILA. Royalty expense in connection with this sublicense was $-0- and $-0- for the years ended December 31, 1998 and 1997, respectively. Past due royalties related to the sublicense agreement totaled $-0- at December 31, 1998.

          Letters of Credit

          In connection with the FILA license discussed above, the Company is required to establish a letter of credit with an accredited Italian bank in the amount of $500,000, the minimum royalty for fiscal 1998. As of the date of this report, the Company has not established the required letter of credit.

          The FILA license agreement requires that a letter of credit is maintained annually in the amount of the minimum royalty payments outlined therein. Subsequent to year end, the Company had not received the letter of credit for the 1999 minimum royalty payments as required by the FILA Agreement. Subsequent to year end, the Company has met its minimum royalty payments without the established letter of credit.

          As discussed above, the Company is currently not in compliance with one of the covenants pursuant to the FILA license. Non-compliance may cause the agreement to be terminated. The loss of the license would have a material adverse effect on the Company's operations. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9 -  STOCK OPTIONS

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

          In July 1993, incentive stock options were granted to certain officers and directors for the purchase of 100,000 shares of the Company's common stock at $16.00 per share. Of these options, 40,000 were canceled in October 1996. The remaining 60,000 options expired on July 12, 1998.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 9 -  STOCK OPTIONS (Continued)

          In January 1994, non-statutory stock options were granted outside of the 1993 Plan to professional golfers for the purchase of 6,375 shares of the Company's common stock at $13.00 per share. Of these options, 3,875 vested on issuance and 2,500 were to vest based on the golfers achieving certain performance goals (the 2,500 were canceled). The remaining 3,875 options expired during the year ended December 31, 1998.

          In June 1994, incentive stock options were granted outside of the 1993 Plan to certain employees for the purchase of 9,625 shares of the Company's common stock at $10.00 per share. Of these options, 2,500 were canceled during fiscal 1995 and 6,250 expired during 1997.

          In October 1996, non-statutory stock options were granted outside of the 1993 Plan to non-employee members of the Company's Board of Directors and various consultants for services provided to the Company for the purchase of 1,700,000 shares of the Company's common stock at $0.50 per share. These options expire on December 31, 2006. These options were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Note 10. These options were not subject to adjustment as a result of the split of the Company's stock. Because the company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($0.125) prior to the private placement discussions, times four. The Company expensed $14,000 during the year ended December 31, 1998 in connection with the issuance of these options. During 1998, 500,000 of such options were exchanged for debt and services. An additional 1,050,000 options were granted to non-employees in connection with the 1996 private placement. Because the private placement consisted of 50% debt and 50% equity, one-half of the 1,050,000 options were attached to the debt piece and an original issue discount was recorded. Accordingly, the Company recorded of debt issuance costs, which was amortized in its entirety to interest expense during 1998.

          In October 1996, incentive stock options were granted outside of the 1993 Plan to certain officers and key employees for the purchase of 1,377,000 shares of the Company's common stock at $0.50 per share. Of these options, 717,000 vest upon the earlier of achieving certain performance goals or ratably over ten years and 660,000 were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Note
          10. These options were not subject to adjustment as a result of the split of the Company's stock. Because the company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($0.125) prior to the private placement discussions, times four. These options expire on December 31, 2006. During 1998 and 1997, 643,000 and 6,000 of such options were canceled, respectively.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 9 -  STOCK OPTIONS (Continued)

          In October 1996, the Company granted to a director an option to acquire 200,000 shares of common stock at an exercise price of $0.50 per share and an option to acquire 150,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The Company also granted to another director an option to acquire 1,000,000 shares of common stock at an exercise price of $1.00 per share in connection with the director's services performed in 1996. The options vested immediately and expire December 31, 2006. These options were not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($0.125) prior to the private placement discussions, times four.

          In September 1997, the Company granted non-qualified options outside of the 1993 Plan to acquire 281,000 shares of common stock at $1.25 per share to employees of the company and 18,750 shares of common stock at $1.25 per share to non-employees of the Company. Of the employee options, 195,000 vest upon the earlier of achieving certain performance goals or ratably over ten years, 56,000 vested immediately, and 30,000 vest ratably over a three-year period. The non-employee options vested immediately. None of these options were subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $1.25 per share, the trading price of the Company's common stock ($0.3125) at the date of grant, times four. The aforementioned options expire September 15, 2007. The Company recorded $9,375 in consulting expense during 1997 as a result of the issuance of non-employee options.

          In October 1997, the Company granted non-qualified options outside of the 1993 Plan to acquire 500,000 shares of common stock at $3.00 per share to employees of the company. None of these options were subject to adjustment as a result of the split of the Company's stock.
          Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $2.63 per share, the trading price of the Company's common stock ($0.65625) at the date of grant, times four. The aforementioned options all vested immediately and expire October 27, 2007. During 1998, 15,000 shares were exercised.

          In March 1998, the Company granted to a director non-qualified options to acquire 500,000 shares of common stock at $4.00 per share. These option shares shall not be subject to adjustment upon a change in capitalization. In October 1998, the Company also granted options to four officers the right for each party to acquire 25,000 shares at the current trading price of the stock as of October 1, 1998.

          In September 1998, the Company granted options to an individual to acquire 150,000 shares of common stock at $5.00 per share. The options carried a vesting requirement that certain sales volume must be obtained by the individual during each of the next three years.

                           RENAISSANCE GOLF PRODUCTS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 9 -  STOCK OPTIONS (Continued)

          A summary of stock option activity for 1998 and 1997 follows:

                                                      1993 Plan         Outside Plan           Price
                                                    ------------        ------------       ------------
             Balance at January 1, 1997                   60,000           5,670,749       $   .50-16.0
             Granted                                        --               799,750          1.25-3.00
             Expired/canceled                               --               (12,250)         .50-10.00
             Exercised                                      --              (400,000)               .50
                                                    ------------        ------------       ------------
             Balance at December 31, 1997                 60,000           6,058,249          .50-16.00
             Granted                                        --             1,331,000          1.50-5.00
             Expired/canceled                             60,000            (427,500)         .50-16.00
             Exercised                                      --              (777,000)          .50-3.00
                                                    ------------        ------------       ------------

             Balance at December 31, 1998                   --             6,184,749       $  .50-16.00
                                                    ------------        ------------       ------------
                                                    ------------        ------------       ------------

             Exercisable at December 31, 1998               --             5,987,249       $  .50-16.00
                                                    ------------        ------------       ------------
                                                    ------------        ------------       ------------

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

          For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options' vesting period. The Company's pro forma information follows.

                                                    1998           1997
                                              --------------  --------------
              Net loss:
                      As reported             $   (5,167,607) $   (1,845,131)
                      Pro forma               $   (5,167,607) $   (2,459,507)

              Net loss per share:
                      As reported             $        (1.95) $        (0.65)
                      Pro forma               $        (1.95) $        (0.86)

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 10 - STOCK WARRANTS

          The Company is authorized to issue Class A warrants. In connection with the offering of convertible debentures, bridge financing arrangements and the initial public offering completed prior to 1995, the Company issued warrants which expired between November 15, 1996 and November 15, 1998. The terms of the warrants outstanding are summarized as follows:

          - Class A warrants entitle the holder to purchase one share of common stock at a price of $5.50 (as adjusted) per share. The warrants are exercisable for five years from the date of issuance and may be redeemed by the Company at $.01 per warrant if the closing bid price of the common stock exceeds $7.00 for 10
               consecutive trading days.   As of December 31, 1997, 852,060 (as
               adjusted) Class A warrants are outstanding which expired November 15, 1998. No warrants were exercised in 1998.

          During 1997, the Company granted 400,000 warrants to acquire shares of the Company's common stock at exercise prices ranging from $1.50 to $3.00 to a lender (see Note 4). The warrants are not subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $2.63 per share, the trading price of the Company's common stock ($0.65625) at the date of grant, times four. The warrants expire December 31, 2002, are immediately exercisable and carry piggy-back registration rights. The Company recorded an original issue discount of $137,000 as a result of the issuance of these warrants which will be amortized over the twenty-six month life of the debt. During 1998 and 1997, approximately $63,000 and $11,000, respectively, of the discount was amortized to interest expense.

NOTE 11 - STOCKHOLDERS' DEFICIT

          In March 1998, the Company approved a private placement memorandum to sell 800,000 units. Each unit consists of one share of common stock at $3.00 per share and one warrant for one additional share of common stock at $5.00 per share. The offering expired on June 30, 1998. The Company sold 556,000 units during the offering.

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 12 - PROVISION FOR INCOME TAXES

          The provision for income taxes for the years ended December 31, 1998 and 1997 consists of the following:

                                            Current         Deferred         Total
                                         --------------  --------------  --------------
          Year ended December 31, 1998
            U.S. Federal                 $          -    $          -    $          -
            State and local                         900             -               900
                                         --------------  --------------  --------------
                                         $          900  $          -    $          900
                                         --------------  --------------  --------------
                                         --------------  --------------  --------------

          Year ended December 31, 1997
            U.S. Federal                 $          -    $          -    $          -
            State and local                         800             -               800
                                         --------------  --------------  --------------
                                         $          800  $          -    $          800
                                         --------------  --------------  --------------
                                         --------------  --------------  --------------

          Income tax expense was $900 and $800 for each of the years ended December 31,
          1998 and 1997, respectively, and differed from the amounts computed by applying
          U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                          1998            1997
                                                                     --------------  --------------
          Computed "expected" benefit                                $   (1,756,333) $     (735,270)
          Increase (reduction) in income taxes resulting from:
             Change in valuation allowance for deferred
               tax assets                                                 1,752,113         728,559
             Non-deductible expenses                                          3,320           2,590
             Change in deferred tax assets                                  --                4,393
             State taxes, net of benefit                                    --                  528
                                                                     --------------  --------------

                                                                     $          900  $          800
                                                                     --------------  --------------
                                                                     --------------  --------------

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1998 are presented below:

          Deferred tax assets:
              Net operating loss carryforwards
                  Total gross deferred tax assets                                         6,797,036
                  Less valuation allowance                                               (6,797,036)
                                                                                     --------------

                  Net deferred tax assets                                            $      -
                                                                                     --------------
                                                                                     --------------

                          RENAISSANCE GOLF PRODUCTS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


NOTE 12 - PROVISION FOR INCOME TAXES (Continued)

          The valuation allowance for deferred tax assets as of January 1, 1998 was $5,044,923. The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $1,752,113.

          At December 31, 1998, the Company had net operating loss carryforwards of approximately $17,043,974 available to offset future taxable Federal and state income. The Company's utilization of California state operating loss carryforwards is unlikely due to the Company's move to Utah in early 1998. The carryforward amounts expire in varying amounts between 1998 and 2012.

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards maybe limited as to use in future years.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 15th day of April 1999.

         By:/s/Steven L. Flint
         ------------------------
         Steven L. Flint, Chief Executive Officer, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                   DATE

/s/Steven L. Flint                          Chief Executive Officer, President          April 15, 1999
------------------------------------         Director (Principal Accounting Officer)
Steven L. Flint


/s/John B. Hewlett                          Chairman of the Board, Director             April 15, 1999
------------------------------------
John B. Hewlett

/s/Ralph W. Rasmussen                       Director                                    April 15, 1999
------------------------------------
Ralph W. Rasmussen

/s/Dennis L. Crockett                       Director                                    April 15, 1999
------------------------------------
Dennis L. Crockett

/s/Bruce H. Haglund                         Secretary, Director                         April 15, 1999
------------------------------------
Bruce H. Haglund
