Form 10QSB
period 1999-03-31
RENAISSANCE GOLF PRODUCTS INC
filed 1999-05-14
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark  One)

( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 ------------------
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
Yes   X   No
    -----    -----

     As of March 31, 1999, the registrant had 9,151,072 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

                         RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                            Page
PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of March 31, 1999 and                                       1
December 31, 1998

Statements of Operations for the Three Months ended                           2
March 31, 1999 and March 31, 1998

Statements of Cash Flows for the Three Months ended                           3
March 31, 1999 and March 31, 1998

Notes to Financial Statements for the Three Months ended                      4
March 31, 1999 and March 31, 1998

Item 2. Management's Discussion and                                           5
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION
Item 1.  Legal Proceedings                                                    8

Item 2.  Changes in Securities                                                8

Item 3.  Defaults Upon Senior Securities                                      8

Item 4.  Submission of Matters to a Vote of Security Holders                  9

Item 5.  Exhibits and Reports on Form 8-K                                     9

SIGNATURES                                                                    11

-------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

                           ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       March 31,   December 31,
                                                            1999           1998
                                                    ------------   ------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                               $250,974        $63,184
Accounts receivable, net                                $395,308        411,311
Inventories, net                                      $2,056,171      2,273,601
Deposits made on inventory                              $485,399        497,838
Prepaid expenses                                         196,847         15,900
                                                    ------------   ------------
   Total current assets                                3,384,699      3,261,834

PROPERTY AND EQUIPMENT, net                              446,745        465,413
INTANGIBLE ASSETS, net                                   773,333        780,000
OTHER ASSETS                                              15,401              0
                                                    ------------   ------------
   Total assets                                       $4,620,178     $4,507,247
                                                    ------------   ------------
                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit, net of discount             $4,936,766     $4,936,766
Accounts payable                                        $514,635        772,848
Accrued liabilities                                     $179,384        692,453
Accrued royalties                                       $118,355        243,355
Current portion of notes payable                         881,946        855,000
                                                    ------------   ------------
   Total current liabilities                           6,631,086      7,500,422
                                                    ------------   ------------
Notes Payable, less current portion                        3,373         20,000
                                                    ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000
   shares authorized; 50,250 and 250 issued
   and outstanding as of 3-31-99 and 12-31-98,
   respectively                                              503              3
Common stock, $.001 par value, 40,000,000
   shares authorized; 9,151,072 and 7,498,153
   issued and outstanding as of 3-31-99 and
   12-31-98, respectively                                  9,151          7,498
Additional paid-in capital                            19,453,914     17,870,841
Accumulated deficit                                  (21,477,849)   (20,891,517)
                                                    ------------   ------------
   Total stockholders' equity (deficit)               (2,014,281)    (3,013,175)
                                                    ------------   ------------
      Total liabilities and stockholders'
        equity (deficit)                              $4,620,178     $4,507,247
                                                    ------------   ------------
                                                    ------------   ------------

   The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
AS OF MARCH 31, 1999 AND MARCH 31, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                            1999           1998
                                                    ------------   ------------
NET SALES                                               $984,473       $671,873
COST OF SALES                                            750,906        462,279
                                                    ------------   ------------
   Gross profit                                          233,567        209,594

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                              635,646        566,408
                                                    ------------   ------------
   Operating loss                                       (402,079)      (356,814)

OTHER INCOME (EXPENSE):
Interest Income                                            1,748          3,372
Interest Expense                                        (162,789)      (146,496)
Other                                                    (23,231)            58
                                                    ------------   ------------
   Net other expense                                    (184,272)      (143,066)
                                                    ------------   ------------

LOSS BEFORE INCOME TAX EXPENSE                          (586,351)      (499,880)

PROVISION FOR INCOME TAXES                                     0           (800)
                                                    ------------   ------------

LOSS BEFORE EXTRAORDINARY ITEM                          (586,351)      (500,680)

EXTRAORDINARY ITEMS                                            0              0
                                                    ------------   ------------

NET LOSS                                               ($586,351)     ($500,680)
                                                    ------------   ------------
                                                    ------------   ------------

EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                            ($0.08)        ($0.08)
Extraordinary gain-forgiveness of debt                      0.00           0.00
                                                    ------------   ------------
Net loss per common and common
   equivalent share                                       ($0.08)        ($0.08)
                                                    ------------   ------------
                                                    ------------   ------------

WEIGHTED AVERAGE OUTSTANDING COMMON
   AND COMMON EQUIVALENT SHARES-BASIC                  7,524,537      5,976,351

   The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF MARCH 31, 1999 AND MARCH 31, 1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                        1999           1998
                                                    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               ($586,351)     ($500,680)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                         32,603          7,560
    Accretion of discount                                      0          4,215
    Change in allowance for doubtful accounts                  0        (92,610)
    Change in reserve for inventory obsolescence         (75,000)
    Non-cash reduction in accounts payable                     0              0
    Compensation expense recorded in connection
      with options                                             0          1,350
    Net change in operating assets and liabilities:
      (Increase) Decrease in accounts receivable          16,003        296,432
      (Increase) Decrease in inventories                 292,430     (2,102,848)
      (Increase) Decrease in prepaid expenses           (161,083)       (68,151)
        Less payment with equity                         170,740
      (Increase) Decrease in other assets                (15,401)       (20,372)
      Increase (Decrease) in accounts payable &
         accrued expenses                               (893,931)       (75,010)
        Less Conversion of payables to equity            414,484
                                                    ------------   ------------
             Net cash used in operating activities      (805,506)    (2,550,114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                          (7,268)             0
                                                    ------------   ------------
             Net cash used in investing activities        (7,268)             0
CASH FLOWS FROM FINANCING ACTIVITIES:
Conversion of note payable to equity                           0       (150,000)
Conversion of payable to equity                                0              0
Payments on notes payable, net of discount               (18,040)             0
Proceeds from notes payable                               28,381        875,000
Proceeds from issuance of preferred stock              1,000,000              0
Proceeds from issuance of common stock                         0      1,210,000
                                                    ------------   ------------
             Net cash provided by financing
               activities                              1,010,341      1,935,000
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH                          197,567       (615,114)
CASH and cash equivalents, beginning of period            63,184        775,854
                                                    ------------   ------------
CASH and cash equivalents, end of period                $260,751       $160,740
                                                    ------------   ------------
                                                    ------------   ------------

   The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes To Financial Statements
For The Three Months Ended March 31, 1999 And March 31, 1998

1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commissions. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commissions rules and regulations.

     Because the Company's business is highly seasonal, the results of operations for the first quarter of the year may not necessarily reflect operating results for the full fiscal year.

     Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless antidilutive, during the year presented.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128, Earnings per Share ("SFAS 128"), which is effective for financial statements issued for periods ending after December 15, 1997. The effect on the Company of adopting SFAS 128 has not yet been determined.

2.   FINANCING

     During 1997 and 1998, the Company entered into a series of Loan and Credit Agreements with the AKA Charitable Remainder Unitrust #1 ("AKA"). The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company was not in compliance with conditions of the Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

     During March 1999, the Company issued to AKA 50,000 shares of Convertible Preferred Stock for $1,000,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one, to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

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

3.   YEAR 2000 MATTERS

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     All statements, other than statements of historical fact, included in this Form 10-QSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these statements.

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

     Net sales for the three months ended March 31, 1999, were $984,000 compared to $672,000 for the comparable period in 1998, an increase of $312,000 or 46%. The increased sales volume was attributable to the contribution of revenues from the newly acquired subsidiaries in the amount of $355,000. The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis: high-fashion design and value. The Company's business is seasonal in nature. Therefore, operating results for one or more quarters may not be indicative of future trends or operating results for the full fiscal year.

     Cost of sales increased from $462,000 for the three months ended March 31, 1998, to $751,000 for the comparable period in 1999, an increase of $289,000 or 62%. The gross profit margin decreased from 31% for the three months ended March 31, 1998 to 23% for the comparable period in 1999. This decrease in gross margins resulted from price/volume mix and a tighter golf products market due to competitive factors including excess inventories among competitors.

     Selling, general, and administrative costs were $635,000 for the three months ended March 31, 1999 compared to $566,000 for the comparable period in 1998, an increase of $69,000 or 12%.

     The Company's interest expense increased from $146,000 for the three months ended March 31, 1998 to $163,000 for the comparable period in 1999 as a result of interest on the AKA loans.

     The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $586,000 and $0.08, respectively, for the three months ended March 31, 1999 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $501,000 and $0.08, respectively, for the comparable period in 1998.

     The Company's inventory decreased from $2,274,000 at December 31, 1998 to $2,056,000 at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The golf industry and sporting goods industry in general suffered during 1998 due to several factors including adverse whether conditions and the Asian economic crisis. These conditions resulted in overproduction which led to inventory accumulation. The Company suffered along with the entire golf industry during 1998. As a result of conditions during 1998, the golf industry currently has excess inventory to sell during 1999 which the Company believes has effected and will continue to effect Company sales during 1999.

     During 1998 and throughout the Company's operating history, net losses have caused significant cash flow problems. Currently cash and equivalents stand at $250,974, and the Company need to raise additional capital to fund continuing operations.

     Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which causes the Company to rely upon outside capital to fund ongoing operations. During 1998, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company also intends to pursue a new marketing plan to increase sales during 1999. The Company believes these changes will help move existing inventory and reduce its cash flow concerns, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     During the first quarter of 1999, the Company was not in compliance with conditions of the Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

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

     Regarding the Company's current cash position cash used in operating activities for the three months ended March 31, 1999 and March 31, 1998 was $(805,000) and $(2,550,000), respectively. Working capital at March 31, 1999 was $(3,246,000) compared to $(4,239,000) at December 31, 1998. Cash and cash equivalents at March 31, 1999 were $251,000 compared to $63,000 at December 31, 1998. Inventories, net of reserves at March 31, 1999 were $2,056,000 compared to $2,274,000 at December 31, 1998, an decrease of $217,000. Also, accounts receivable decreased $16,000 from $411,000 at December 31, 1998 to $395,000 at March 31, 1999. The revolving line of credit of $4,937,000, net of discounts, on December 31, 1998 remained the same as March 31, 1999. Notes payable for $882,000 were outstanding at March 31, 1999 compared to $855,000 at December 31, 1998. Accounts payable and accrued liabilities decreased by $894,000 from December 31, 1998 to March 31, 1999. Royalties due and payable pursuant to the license agreement with Fila Sport for the first quarter of 1999 were paid prior to the end of the quarter.

     Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiation loan agreements as are outlined throughout this report. The Company plans to continue to use these methods to fund operations. Potential investors are being approached to lend to or invest in the Company. The Company will need to substantially reduce operations if it is unable to raise outside capital within the next few months to help fund operations.

     The golf business is seasonal because of the winter condition throughout much of the World, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarters results may not be representative of the Company's annual results.

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

ITEM 2.  CHANGES IN SECURITIES

     On March 10, 1999, the Company issued to AKA 50,000 shares of Series "A" Convertible Preferred Stock for $1,000,000 in cash. The sale to AKA constituted a sale to an existing accredited investor in an isolated transaction exempt from registration. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one, to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

     The proceeds received were used to pay $275,000 due to Fila Sport pursuant to the License Agreement, and to pay manufacturers and suppliers for product ordered by Target, the Company's primary mass retail client, and other suppliers for outstanding balances due.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5.  OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     During the first quarter of 1999, the Company entered into material contracts as outlined in and attached to the Company's Form 10-KSB previously filed with the Commission.

                                   SIGNATURES

     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RENAISSANCE GOLF PRODUCTS, INC.



Date:   May 14, 1999                     By:
        ------------                        ----------------------------------
                                            John B. Hewlett
                                            Chairman of the Board


Date:   May 14, 1999                     By:
        ------------                        ----------------------------------
                                            Wade Mitchell
                                            Principal Accounting Officer