Form 10QSB
period 1999-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 1999-08-16
CIK 912592

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1999

                                       OR

( ) TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from __________ to __________

                         Commission File Number 1-12532

                         RENAISSANCE GOLF PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                    86-0064849
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

    As of June 30, 1999, the registrant had 9,151,072 shares outstanding of its Common Stock, $.001 par value.

    Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                  -----   -----

                        RENAISSANCE GOLF PRODUCTS, INC.

                              TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          Page
PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements:

Balance Sheets as of June 30, 1999 and
December 31, 1998                                                           1

Statements of Operations for the Six Months
ended June 30, 1999 and June 30, 1998                                       2

Statements of Operations for the Three Months
ended June 30, 1999 and June 30, 1998                                       3

Statements of Cash Flows for the Six Months ended
June 30, 1999 and June 30, 1998                                             4

Notes to Financial Statements for the Six Months ended
June 30, 1999 and June 30, 1998                                             5

Item 2. Management's Discussion and
Analysis of Financial Condition and Results of Operations                   6

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings                                                   8

Item 2. Changes in Securities                                               9

Item 3. Defaults Upon Senior Securities                                     9

Item 4. Submission of Matters to a Vote of Security Holders                 9

Item 5. Exhibits and Reports on Form 8-K                                    9

SIGNATURES                                                                 10

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 1999 AND DECEMBER 31, 1998

                                                                  June 30,       December 31,
                                                                    1999             1998
                                                                ------------     ------------
                                                                (unaudited)      (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $     84,225     $     63,184
Accounts receivable, net                                             613,964          411,311
Inventories, net                                                   2,047,802        2,273,601
Deposits made on inventory                                           235,780          497,838
Prepaid expenses                                                      30,923           15,900
                                                                ------------     ------------
  Total current assets                                             3,012,695        3,261,834

PROPERTY AND EQUIPMENT, net                                          435,519          465,413
INTANGIBLE ASSETS, net                                               766,667          780,000
OTHER ASSETS                                                               -                -
                                                                ------------     ------------
    Total assets                                                   4,214,881        4,507,247
                                                                ------------     ------------
                                                                ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                          4,936,766        4,936,766
Accounts payable                                                     502,076          772,848
Accrued liabilities                                                  213,982          692,453
Accrued royalties                                                    268,355          243,355
Current portion of notes payable                                     883,570          855,000
                                                                ------------     ------------
  Total current liabilities                                        6,804,749        7,500,422
                                                                ------------     ------------
Notes Payable, less current portion                                        -           20,000
                                                                ------------     ------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
  authorized; 50,250 and 250 issued and outstanding
  as of 6-30-99 and 12-31-98 , respectively                              503                3
Common stock, $.001 par value, 40,000,000 shares
  authorized; 9,151,072 and 7,498,153 issued and
  outstanding as of 6-30-99 and 12-31-98 , respectively                9,151            7,498
Additional paid-in capital                                        19,453,914       17,870,841
Accumulated deficit                                              (22,053,436)     (20,891,517)
                                                                ------------     ------------
  Total stockholders' equity (deficit)                            (2,589,868)      (3,013,175)
                                                                ------------     ------------
    Total liabilities and stockholders' equity (deficit)        $  4,214,881     $  4,507,247
                                                                ------------     ------------
                                                                ------------     ------------

    The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                    1999             1998
                                                                (unaudited)      (unaudited)
                                                                ------------     ------------
NET SALES                                                       $  2,376,573     $  3,272,577
COST OF SALES                                                      1,815,691        2,377,067
                                                                ------------     ------------
          Gross profit                                               560,881          895,510

SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                                 1,328,712        1,785,260
                                                                ------------     ------------
          Operating loss                                            (767,831)        (889,750)

OTHER INCOME (EXPENSE):
Interest Income                                                        3,039            5,389
Interest Expense                                                    (404,236)        (302,457)
Other                                                                 11,830            1,386
                                                                ------------     ------------
          Net other expense                                         (389,367)        (295,682)
                                                                ------------     ------------

LOSS BEFORE INCOME TAX EXPENSE                                    (1,157,198)      (1,185,432)

PROVISION FOR INCOME TAXES                                            (4,720)            (800)
                                                                ------------     ------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (1,161,918)      (1,186,232)

EXTRAORDINARY ITEMS                                                        0                0
                                                                ------------     ------------

NET LOSS                                                         ($1,161,918)     ($1,186,232)
                                                                ------------     ------------
                                                                ------------     ------------

EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                        ($0.14)          ($0.18)
Extraordinary gain-forgiveness of debt                                  0.00             0.00
                                                                ------------     ------------
Net loss per common and common
          equivalent share                                            ($0.14)          ($0.18)
                                                                ------------     ------------
                                                                ------------     ------------
WEIGHTED AVERAGE OUTSTANDING COMMON
          AND COMMON EQUIVALENT SHARES-BASIC                       8,059,788        6,458,679
                                                                ------------     ------------
                                                                ------------     ------------


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                    1999             1998
                                                                (unaudited)      (unaudited)
                                                                ------------     ------------
NET SALES                                                       $  1,392,100       $2,600,705
COST OF SALES                                                      1,064,785        1,914,788
                                                                ------------     ------------
      Gross profit                                                   327,314          685,917

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                                       693,066        1,218,852
                                                                ------------     ------------
      Operating loss                                                (365,752)        (532,935)

OTHER INCOME (EXPENSE):
Interest Income                                                        1,290            2,017
Interest Expense                                                    (241,447)        (155,962)
Other                                                                 35,061            1,328
                                                                ------------     ------------
      Net other expense                                             (205,096)        (152,617)
                                                                ------------     ------------
LOSS BEFORE INCOME TAX EXPENSE                                      (570,848)        (685,552)

PROVISION FOR INCOME TAXES                                            (4,720)               0
                                                                ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEM                                      (575,568)        (685,552)

EXTRAORDINARY ITEMS                                                        0                0
                                                                ------------     ------------
NET LOSS                                                           ($575,568)       ($685,552)
                                                                ------------     ------------
                                                                ------------     ------------
EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                        ($0.07)          ($0.10)
Extraordinary gain-forgiveness of debt                                  0.00             0.00
                                                                ------------     ------------
Net loss per common and common
      equivalent share                                                ($0.07)          ($0.10)
                                                                ------------     ------------
                                                                ------------     ------------
WEIGHTED AVERAGE OUTSTANDING COMMON
      AND COMMON EQUIVALENT SHARES-BASIC                           8,595,038        6,935,707
                                                                ------------     ------------
                                                                ------------     ------------

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 1999 AND JUNE 30, 1998

                                                                    1999             1998
                                                                (unaudited)      (unaudited)
                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         ($1,161,918)     ($1,186,232)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                     65,709            7,560
    Accretion of discount                                                  0            4,215
    Change in allowance for doubtful accounts                              0          (92,610)
    Non-cash reduction in accounts payable                                 0                0
    Compensation expense recorded in connection with options               0            1,350
    Net change in operating assets and liabilities:
      (Increase) Decrease in accounts receivable                    (202,653)         296,432
      (Increase) Decrease in inventories                             225,799       (2,102,848)
      (Increase) Decrease in prepaid expenses                        247,035          (68,151)
      (Increase) Decrease in other assets                                  0          (20,372)
      (Decrease) in accounts payable & accrued expenses             (148,503)         (75,010)
        Less payment with equity                                       9,486
                                                                ------------     ------------
          Net cash used in operating activities                     (965,045)      (3,235,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                     (22,483)               0
                                                                ------------     ------------
          Net cash used in investing activities                      (22,483)               0
CASH FLOWS FROM FINANCING ACTIVITIES:
Conversion of note payable to equity                                       0         (150,000)
Payments on notes payable, net of discount                             8,569                0
Proceeds from notes payable                                                0          875,000
Proceeds from issuance of preferred stock                          1,000,000                0
Proceeds from issuance of common stock                                     0        1,210,000
                                                                ------------     ------------
          Net cash provided by financing activities                1,008,569        1,935,000
                                                                ------------     ------------
NET INCREASE (DECREASE) IN CASH                                       21,041       (1,300,666)
CASH and cash equivalents, beginning of period                        63,184          775,854
                                                                ------------     ------------
CASH and cash equivalents, end of period                        $     84,225        ($524,812)
                                                                ------------     ------------
                                                                ------------     ------------


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes To Financial Statements
For The Six Months Ended June 30, 1999 And June 30, 1998

--------------------------------------------------------------------------------

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

    Net loss per common and common equivalent share was computed based on the net loss divided by the weighted average number of common and common equivalent shares outstanding, unless anti-dilutive, during the year presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    All statements, other than statements of historical fact, included in this Form 10-QSB, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of The Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements contained in this Form 10-QSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The forward-looking statements are made as of the date of this Form 10-QSB and the Company assumes no obligation to update the statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place under reliance on these statements.

RESULTS OF OPERATIONS

    The Company's successful efforts to raise funding for working capital needs and its move to supply the mass merchandise retail market during 1998 resulted in sales increases over 1997. The Company's operations during 1998 and the first half of 1999 required additional access to working capital. During the first quarter of 1999, the Company raised $1,000,000 through the sale of 50,000 shares of Class "A" Preferred Stock to AKA. The capital infusion allowed the Company to bring its license commitment to Fila current and pay suppliers providing product for the Company's mass merchandise line.

    Net sales for the six months ended June 30, 1999, were $2,377,000 compared to $3,273,000 for the comparable period in 1998, a decrease of $896,000 or 27%. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers.

    The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis of high-fashion design and value.

    Cost of sales decreased from $2,377,000 for the six months ended June 30, 1998, to $1,816,000 for the comparable period in 1999, a decrease of $561,000 or 23%. The gross profit margin decreased form 27% for the six months ended March 31, 1998 to 23% for the comparable period in 1999. This decrease in gross margins resulted from price/volume mix and a tighter golf products market due to competitive factors including excess inventories among competitors.

    Selling, general, and administrative costs were $1,329,000 for the six months ended June 30, 1999 compared to $1,785,000 for the comparable period in 1998, a decrease of $456,000 or 25%. Measures were implemented to reduce staff (mostly through attrition) and consolidate operations that have contributed to reducing these expenses.

    The Company's interest expense increased from $302,000 for the six months ended June 30, 1998 to $404,000 for the comparable period in 1999 as a result of interest on the AKA loans.

    The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $1,186,000 and $0.18, respectively, for the six months ended June 30, 1999 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $1,157,000 and $0.14, respectively, for the comparable period in 1998.

    The Company's inventory decreased from $2,274,000 at December 31, 1998 to $2,048,000 at June 30, 1999.

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

    During 1998 and throughout the Company's operating history, net losses have caused significant cash flow problems. Currently cash and equivalents stand at $84,225, and the Company has negotiated a deferral of its royalties which will help provide a stable cash flow base from operations for the rest of the year.

    Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which has caused the Company to rely upon outside capital to fund ongoing operations. During 1998, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company also intends to pursue new marketing plans to increase sales during 1999. The Company believes these changes will help move existing inventory and reduce its cash flow concerns. These changes may provide sufficient capital to fund ongoing operations if sales volumes can be increased.

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

    In March 1999, the Company issued to AKA 50,000 shares of Convertible Preferred Stock of $1,000,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one, to 200 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

    Regarding the Company's current cash position cash used in operating activities for the six months ended June 30, 1999 and June 30, 1998 was $(1,162,000) and $(500,000), respectively. Working capital at June 30, 1999 was $(3,792,000) compared to $(4,239,000) at December 31, 1998. Cash and cash equivalents at June 30, 1999 were $84,000 compared to $63,000 at December 31, 1998. Inventories, net of reserves at June 30, 1999 were $2,048,000 compared to $2,274,000 at December 31, 1998, a decrease of $226,000. Also, accounts receivable increased $203,000 from $411,000 at December 31, 1998 to $614,000 at June 30, 1999. The revolving line of credit of $4,937,000, net of discounts, on December 31, 1998 remained the same as June 30, 1999. Notes payable for $884,000 were outstanding at June 30, 1999 compared to $855,000 at December 31, 1998. Accounts payable and accrued liabilities decreased by $749,000 from December 31, 1998 to June 30, 1999. Royalties due and payable pursuant to the license agreement with Fila Sport for the first and part of the second quarter of 1999 were paid prior to the end of the quarter.

    Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiating loan agreements as are outlined throughout this report. The Company plans to continue to use these methods to fund operations. Potential investors are being approached to lend to or invest in the Company. The Company has reduced operating expenses to help reduce its reliance on outside funding.

    The golf business is seasonal because of the winter condition throughout much of the world, especially the northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarter results may not be representative of the Company's annual results.


                                    PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company is currently maintaining a legal action in the Utah Third District Court on January 6, 1999 entitled RENAISSANCE GOLF PRODUCTS, INC. VS. BRAD OLIVER, case number 990900097, for Breach of filed Contract, Quantum Meruit, Fraud and Intentional Interference with Prospective Economic Advantage. The Company alleges that the defendant received inventory from the Company valued at approximately $131,951.04 for resale and did not make payment for the goods received. Settlement discussions are ongoing and the Company intends to obtain a settlement for the full amount of the goods received by Mr. Oliver. The Company believes that the prospects for obtaining a judgment against Mr. Oliver for the full amount of the claim are good. The prospects for the Company collecting any awarded damages from Mr. Oliver are unknown because Mr. Oliver's personal financial circumstances are unknown to the Company.

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

    The proceeds received were used to pay $275,000 due to Fila Sports pursuant to the License Agreement, a manufacturer and supplier for product ordered by Target, the Company's primary mass retail client, and other suppliers for outstanding balances due.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable.

ITEM 5. OTHER INFORMATION

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Not Applicable.

                                  SIGNATURES

    Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENAISSANCE GOLF PRODUCTS, INC.


Date:  August 10, 1999                 By:
     -------------------                  ------------------------------------
                                          John B. Hewlett
                                          Chairman of the Board



Date:  August 10, 1999                 By:
     -------------------                  ------------------------------------
                                          Michael Hammond
                                          Controller
                                          Principal Accounting Officer