Form 10QSB
period 1999-09-30
RENAISSANCE GOLF PRODUCTS INC
filed 1999-11-15
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

                                       OR


( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________


                         Commission File Number 1-12532


                        RENAISSANCE GOLF PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      86-0664849
(State or other jurisdiction of             I.R.S. Employer Identification No.)
incorporation or organization)


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

   As of September 30, 1999, the registrant had 9,390,843 shares outstanding of its Common Stock, $.001 par value.

   Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                                  -----    -----

                        RENAISSANCE GOLF PRODUCTS, INC.

                               TABLE OF CONTENTS

                                                                          Page

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

Balance Sheets as of September 30, 1999 and
  December 31, 1998                                                         1

Statements of Operations for the Nine Months
  ended September 30, 1999 and September 30, 1998                           2

Statements of Operations for the Three Months
  ended September 30, 1999 and September 30, 1998                           3

Statements of Cash Flows for the Nine Months
  ended September 30, 1999 and September 30, 1998                           4

Notes to Financial Statements for the Nine Months and Three
  Months ended September 30, 1999 and September 30, 1998                    5

Item 2.  Management's Discussion and
  Analysis of Financial Condition and Results of Operations                 8

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  8

Item 2.  Changes in Securities                                              8

Item 3.  Defaults Upon Senior Securities                                    9

Item 4.  Submission of Matters to a Vote of Security Holders                9

Item 5.  Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                 10


                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                      September 30,         December 31,
                                                                           1999                  1998
                                                                     ---------------       ---------------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $124,616               $63,184
Accounts receivable, net                                                    605,081               411,311
Inventories, net                                                          1,646,693             2,273,601
Deposits made on inventory                                                  226,322               497,838
Prepaid expenses                                                                                   15,900
                                                                     --------------        --------------
        Total current assets                                              2,602,712             3,261,834

PROPERTY AND EQUIPMENT, net                                                 417,559               465,413
INTANGIBLE ASSETS, net                                                      760,000               780,000
OTHER ASSETS                                                                      -                     -
                                                                     --------------        --------------
               Total  assets                                              3,780,271             4,507,247
                                                                     ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                                 4,936,766             4,936,766
Accounts payable                                                            340,771               772,848
Accrued liabilities                                                         362,401               692,453
Accrued royalties                                                           418,355               243,355
Current portion of notes payable                                            881,946               855,000
                                                                     --------------        --------------
        Total current liabilities                                         6,940,239             7,500,422
                                                                     --------------        --------------
Notes Payable, less current portion                                               -                20,000
                                                                     --------------        --------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
        authorized; 50,250 and 250 issued and
        outstanding as of 9-30-99 and 12-31-98 , respectively                   503                     3
Common stock, $.001 par value, 40,000,000 shares
        authorized; 9,390,843 and 7,498,153 issued and
        outstanding as of 9-30-99 and 12-31-98 , respectively                 9,391                 7,498
Additional paid-in capital                                               19,465,392            17,870,841
Accumulated deficit                                                     (22,635,254)          (20,891,517)
                                                                     --------------        --------------
        Total stockholders' equity (deficit)                             (3,159,968)           (3,013,175)
                                                                     --------------        --------------
               Total liabilities and stockholders' equity (deficit)      $3,780,271            $4,507,247
                                                                     ==============        ==============


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                                                      1999                        1998
                                                                                   (unaudited)                 (unaudited)
                                                                                 ---------------             ---------------
NET SALES                                                                            $3,915,870                  $6,023,119
COST OF SALES                                                                         2,965,471                   4,190,295
                                                                                 --------------              --------------
          Gross profit                                                                  950,399                   1,832,824

SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                                                    2,129,046                   3,397,186
                                                                                 --------------              --------------
          Operating loss                                                             (1,178,647)                 (1,564,362)

OTHER INCOME (EXPENSE):
Interest Income                                                                           4,741                       6,913
Interest Expense                                                                       (583,963)                   (474,331)
Other                                                                                     4,684                         135
                                                                                 --------------              --------------
          Net other expense                                                            (574,538)                   (467,283)
                                                                                 --------------              --------------

LOSS BEFORE INCOME TAX EXPENSE                                                       (1,753,185)                 (2,031,645)

PROVISION FOR INCOME TAXES                                                               (9,059)                       (800)
                                                                                 --------------              --------------

LOSS BEFORE EXTRAORDINARY ITEM                                                       (1,762,244)                 (2,032,445)

EXTRAORDINARY ITEMS                                                                      18,508                           0
                                                                                 --------------              --------------

NET LOSS                                                                            ($1,743,736)                ($2,032,445)
                                                                                 ==============              ==============

EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                                           ($0.21)                     ($0.30)
Extraordinary gain-forgiveness of debt                                                     0.00                        0.00
                                                                                 --------------              --------------
Net loss per common and common
          equivalent share                                                               ($0.21)                     ($0.30)
                                                                                 ==============              ==============
WEIGHTED AVERAGE OUTSTANDING COMMON
          AND COMMON EQUIVALENT SHARES-BASIC                                          8,503,473                   6,771,455
                                                                                 ==============              ==============

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                                                      1999                        1998
                                                                                   (unaudited)                 (unaudited)
                                                                                 ---------------             ---------------
NET SALES                                                                            $1,539,297                  $2,750,542
COST OF SALES                                                                         1,149,780                   1,813,228
                                                                                 --------------              --------------
      Gross profit                                                                      389,517                     937,314

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                                                          800,334                   1,611,926
                                                                                 --------------              --------------
      Operating loss                                                                   (410,817)                   (674,612)

OTHER INCOME (EXPENSE):
Interest Income                                                                           1,702                       1,524
Interest Expense                                                                       (179,725)                   (171,874)
Other                                                                                    (7,147)                     (1,251)
                                                                                 --------------              --------------
      Net other expense                                                                (185,170)                   (171,601)
                                                                                 --------------              --------------

LOSS BEFORE INCOME TAX EXPENSE                                                         (595,987)                   (846,213)

PROVISION FOR INCOME TAXES                                                               (4,339)                          0
                                                                                 --------------              --------------

LOSS BEFORE EXTRAORDINARY ITEM                                                         (600,326)                   (846,213)

EXTRAORDINARY ITEMS                                                                      18,508                           0
                                                                                 --------------              --------------

NET LOSS                                                                              ($581,818)                  ($846,213)
                                                                                 ==============              ==============
EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                                           ($0.06)                     ($0.11)
Extraordinary gain-forgiveness of debt                                                     0.00                        0.00
                                                                                 --------------              --------------
Net loss per common and common
      equivalent share                                                                   ($0.06)                     ($0.11)
                                                                                 ==============              ==============
WEIGHTED AVERAGE OUTSTANDING COMMON
      AND COMMON EQUIVALENT SHARES-BASIC                                              9,390,843                   7,386,807
                                                                                 ==============              ==============


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                                                                      1999                        1998
                                                                                   (unaudited)                 (unaudited)
                                                                                 ---------------             ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            ($1,743,736)                ($2,032,445)

Adjustments to reconcile net loss to net cash used in
    operating activities:
         Depreciation and amortization                                                   83,862                      72,653
         Accretion of discount                                                                0                      16,862
         Change in allowance for doubtful accounts                                            0                     (61,119)
         Non-cash reduction in accounts payable                                               0                           0
         Compensation expense recorded in connection with options                             0                       3,150
         Net change in operating assets and liabilities:
               (Increase) Decrease in accounts receivable                              (193,770)                   (410,785)
               (Increase) Decrease in inventories                                       898,424                  (2,396,993)
               (Increase) Decrease in prepaid expenses                                   15,900                      14,313
               (Increase) Decrease in other assets                                            0                       6,759
               (Decrease) Increase in accounts payable & accrued expenses               (11,389)                  1,126,489
                 Less payment with equity                                                21,203
                                                                                 --------------              --------------
                     Net cash used in operating activities                             (929,506)                 (3,661,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                        (16,008)                   (266,249)
Purchase of License Agreement                                                                                       (99,396)
                                                                                 --------------              --------------
                     Net cash used in investing activities                              (16,008)                   (365,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Conversion of note payable to equity                                                          0                           0
Payments on notes payable, net of discount                                                 6,946                           0
Proceeds from notes payable                                                                   0                   1,386,042
Proceeds from issuance of preferred stock                                             1,000,000                           0
Proceeds from issuance of common stock                                                        0                   1,893,363
                                                                                 --------------              --------------
                     Net cash provided by financing activities                        1,006,946                   3,279,405
                                                                                 --------------              --------------
NET INCREASE (DECREASE) IN CASH                                                          61,432                    (747,356)


CASH and cash equivalents, beginning of period                                           63,184                     775,854
                                                                                 --------------              --------------
CASH and cash equivalents, end of period                                               $124,616                     $28,498
                                                                                 ==============              ==============

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes to Financial Statements For The Nine Months and Three
  Months Ended September 30, 1999 And September 30, 1998

1.  BASIS OF PRESENTATION

    In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

    The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1998, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

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

    In addition to the credit lines secured by the Company during the past several years, a private placement of the Company's shares of Common Stock was undertaken on March 2, 1998. The Company sold a total of approximately 556,000 units, raising $1,668,000. Each unit consisted of one share of its Common Stock, par value $.001 per share, and a warrant to purchase one share of Common Stock. The purchase price was $3.00 per unit. The Warrants are immediately exercisable and transferable separately from the shares of Common Stock. Each Warrant entitles its holder to purchase one share of Common Stock at an exercise price of $5.00 per share, subject to adjustment in certain events. The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to such date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

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

    Net sales for the nine months ended September 30, 1999, were $3,916,000 compared to $6,023,000 for the comparable period in 1998, a decrease of $2,107,000 or 34%. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers.

    The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis of high-fashion design and value.

    Cost of sales decreased from $4,190,000 for the nine months ended September 30, 1998, to $2,965,000 for the comparable period in 1999, a decrease of $1,225,000 or 29%. The gross profit margin decreased from 30% for the nine months ended September 30, 1998 to 24% for the comparable period in 1999. This decrease in gross margins resulted from price/volume mix and tighter golf products market due to competitive factors including excess inventories among competitors.

    Selling, general, and administrative costs were $2,129,000 for the nine months ended September 30, 1999 compared to $3,397,000 for the comparable period in 1998, a decrease of $1,268,000 or 37%. Measures were implemented to reduce staff (mostly through attrition) and consolidated operations have contributed to reducing these expenses.

    The Company's interest expense increased from $474,000 for the nine months ended September 30, 1998 to $584,000 for the comparable period in 1999 as a result of interest on the AKA loans.

    The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $1,762,000 and $0.21, respectively, for the nine months ended September 30, 1999 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $2,032,000 and $0.30, respectively, for the comparable period in 1998.

    The Company's inventory decreased from $2,274,000 at December 31, 1998 to $1,647,000 at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    The golf industry and sporting goods industry in general suffered during 1998 due to several factors including adverse weather conditions and the Asian economic crisis. These conditions resulted in overproduction which led to inventory accumulation. The Company suffered along with the entire golf industry during 1998. As a result of conditions during 1998, the golf industry currently has excess inventory to sell during 1999 which the Company believes has effected and will continue to effect Company sales during 1999.

    During 1998 and throughout the Company's operating history, net losses have caused significant cash flow problems. Cash and cash equivalents are $124,616 as of September 30, 1999, and the Company has negotiated a deferral of its royalties which will help provide a stable cash flow base from operations for the rest of the year.

    Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which has caused the Company to rely upon outside capital to fund ongoing operations. During 1998 and 1999, the Company has taken action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company also intends to pursue new marketing plans emphasizing sales to corporate customers. The Company believes these changes will help move existing inventory and reduce its dependence on outside funding sources. These changes will help provide sufficient capital to fund ongoing operations. Sales volumes must be increased to permanently solve this problem.

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

    Regarding the Company's current cash position cash used in operating activities for the nine months ended September 30, 1999 and September 30,1998 were $(930,000) and $(3,661,000), respectively. Working capital at September 30, 1999 was $(4,337,000) compared to $(4,239,000) at December 31, 1998. Cash and cash equivalents at September 30, 1999 were $125,000 compared to $63,000 at December 31, 1998. Inventories, net of reserves at September 30, 1999 were $1,647,000 compared to $2,274,000 at December 31, 1998, a decrease of $627,000. Also, accounts receivable increased $197,000 from $411,000 at December 31, 1998 to $605,000 at September 30, 1999. The revolving line of credit of $4,937,000, net of discounts, on December 31, 1998 remained the same as June 30, 1999. Notes payable for the $882,000 were outstanding at September 30, 1999 compared to $855,000 at December 31, 1998. Accounts payable and accrued liabilities decreased by $762,000 from December 31, 1998 to September 30, 1999. Royalties due and payable pursuant to the license agreement with Fila Sport for the first and part of the second quarter of 1999 were paid current prior to the end of the second quarter. Accrued royalties at December 31, 1998 were $243,000; the balance due on September 30, 1999 is $418,000.

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

    The golf business is seasonal because of the winter condition throughout much of the World, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarter's results may not be representative of the Company's annual results.


                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is currently maintaining a legal action in the Utah Third District Court on January 6, 1999 entitled RENAISSANCE GOLF PRODUCTS, INC. VS. BRAD OLIVER, cash number 990900097, for Breach of Contract, Quantum Meruit, Fraud and Intentional Interference with Prospective Economic Advantage. The essence of the case is Brad Oliver receiving inventory valued at approximately $131,951.04 for resale and not making payment for the goods received. Settlement discussions are ongoing and the Company intends to obtain a settlement for the full amount of the goods received by Mr. Oliver. The Company believes that the prospects for obtaining a judgement against Mr. Oliver for the full amount of the claim are good. The prospects for the Company collecting any awarded damages from Mr. Oliver are unknown because Mr. Oliver's personal financial circumstances are unknown to the Company.

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

    During the third quarter, the Company also raised an additional $500,000 through the conversion of a promissory note and forgiveness of advances made to the Company by its Chairman and CEO, John B. Hewlett into 25,000 shares of preferred stock of the Company.

    The proceeds received were used to pay $275,000 due to Fila Sports pursuant to the License Agreement, and to pay manufacturers and suppliers for product ordered by Target, the Company's primary mass retail client, and other suppliers for outstanding balances due. Other payables of $320,000 were traded for merchandise with other vendors from January through September 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    Not applicable.

                                   SIGNATURES

    Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RENAISSANCE GOLF PRODUCTS

Date:  November 10, 1999               By:
      --------------------------            ---------------------------------
                                            John B. Hewitt
                                            Chairman of the Board


Date:  November 10, 1999               By:
      --------------------------            ---------------------------------
                                            Michael Hammond
                                            Principal Accounting Officer