Form 10KSB
period 1999-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 2000-04-14
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (MARK ONE)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

   11585 SOUTH STATE STREET,
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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues of the registrant for the fiscal year ended December 31, 1999 were $4,949,309.

     The aggregate market value of the Common Stock held by non-affiliates of the registrant on December 31, 1999 was approximately $1,264,302 based upon the average of the bid and asked prices of the Common Stock, as reported by the National Quotation Bureau Incorporated.

     The number of shares of the Common Stock of the registrant outstanding as of December 31, 1999 was 9,429,475.

     Transitional Small Business Disclosure Format (check one):

     Yes            No   X
         -----         -----

                                     PART I

     All statements, other than statements of historical fact, included in this Form 10-KSB, including the statements under "Management's Discussion and Analysis," are, or may be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such forward-looking statements involve assumptions, known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Renaissance Golf Products, Inc. (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such statements contained in this Form 10-KSB. Such potential risks and uncertainties include, without limitation, competitive pricing and other pressures from other golf equipment manufacturers, economic conditions generally and in the Company's primary markets, consumer spending patterns, perceived quality and value of the Company's products, availability of capital, cost of labor (foreign and domestic), cost of raw materials, occupancy costs, and other risk factors detailed herein and in other of the Company's filings with the Securities and Exchange Commission. The Company assumes no obligation to update the forward-looking statements or to update the reasons actual results could differ from those projected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS HISTORY

     The Company was originally incorporated in Arizona in July 1990 and commenced sales in January 1991. In September 1993, the Company was reincorporated in Delaware. In November 1993, the Company completed an initial public offering of its shares. The Company's securities are traded on the OTC Electronic Bulletin Board under the symbols "FGLF."

BUSINESS OPERATIONS

     The Company designs, develops, assembles, and distributes high-quality golf products and golf accessories in North and South America, Europe, the Middle East, and Africa (the "Licensed Territory") utilizing the Fila trademark and logo under license from Fila Sport S.p.A. of Biella, Italy ("Fila Sport"), a subsidiary of Fila Holding, S.p.A. Fila Sport has cultivated a quality image for its athletic footwear, active sportswear, and leisure and casual wear, and the Company capitalizes on the worldwide identification with other products bearing the Fila trademark. The Company has the exclusive right to market golf products bearing the Fila trademark in the Licensed Territory with the exception of head wear and towels, which are marketed on a non-exclusive basis in the Licensed Territory.

     Dedicated to honesty and integrity in the game of golf, the Company, through its subsidiary the World Golf Corporation ("WGC"), which operates the World Golf Tour ("WGT"), offers golfers an opportunity to participate in tournaments on a level playing field through the use of the Company's proprietary handicapping system.

PRODUCTS

     The Company's products include golf clubs, bags, balls, gloves, head wear, club headcovers, travel covers, umbrellas, towels, and other golf accessories. The Company offers full lines of both men's and women's woods and irons. The Company also sells putters, wedges, utility woods, and oversized woods. Golf club components are manufactured by independent suppliers, primarily in the United States and the Far East, and are assembled and distributed by the Company.

     GOLF BAGS. The Company believes its golf bags complement the current core business and marketing efforts of Fila Sport and are an item strongly associated with the fashion and function design concept of

Fila Sport. The Company's golf bags are technically innovative and fashion oriented. Golf bag models feature full-length club dividers, fur lined tops, four to seven pocket configurations, deluxe harnesses with padded slings, bottom assist handles, hidden umbrella wells, towel clips, and matching rain hoods. The Company's bag line includes a selection from light weight carry golf bags to cart size golf bags ranging in retail price from $165 to $239.

     CLUBS. Many of the Company's lines of golf clubs include innovations and refinements developed by management and independent equipment designers, from whom the Company obtains licenses. The retail price on clubs ranges from $329 to $1,599.

     ACCESSORIES. The Company also produces an assortment of golf-elated accessories. These include divot tools, ball markers, headcovers, travel bags, towels, ball holders and assorted equipment bags.

     GOLF BALLS. The Company produces a range of golf balls under both the Fila and WGT brands. These include the Fila Titanium and Fila Balata balls in addition to the WGT XD, WGT XS, WGT DC, WGT UB, and WGT Balata.

     APPAREL. The Company produces a limited range of golf-related soft goods under the Fila and WGT brands. Hats are produced under the Fila name while golf shirts, wind shirts, vests, sweaters and hats are produced under the WGT name.

     TOURNAMENTS. WGC operates tournaments to provide participants with an opportunity to win cash and prizes. WGC is a network marketing company where interested individuals are encouraged to become independent distributors of tournament participation and golf equipment. The Company believes WGT will experience increasing participation as golfers are exposed to the tournaments through fellow golfers who enjoy honest competition.

PRODUCT STRATEGY

     The Company concentrates its product strategy on developing, manufacturing and distributing innovative, technically-superior golf equipment and bags identified as premium products by the Fila trademark. The Company markets its product lines through independent sales representatives and distributors in golf specialty shops. In addition, the Company is beginning to distribute many of its products directly to the end consumer through the Fila Challenge, the Fila Golf Business-to-Business Program, the Filagolf.com website, and through the members of the World Golf Tour. Some of the specific elements of the Company's marketing strategy include:

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

MARKETING STRATEGY

     The Company is currently focusing many of its resources on expanding its distribution channels and becoming a general marketing entity for FILA brand golf products. Consistent with this philosophy is the increased emphasis on the Fila Golf Business-to-Business Program, the Fila Challenge, and the Filagolf.com website.

     BUSINESS-TO-BUSINESS PROGRAM. The Company is currently pursuing major corporations to act as corporate partners. The Company offers these corporations significant discounts on its golf products in exchange for direct access to the partner company's employees. Purchases are eventually made primarily through the Internet of through corporate catalogs.

     FILA CHALLENGE. Primarily through corporate and charity tournaments, the Company conducts the "Fila Challenge" where tournament participants are provided with an opportunity to purchase golf products. In addition, the Company's sales staff focuses on selling golf products to tournament organizers for use at their events.

     INTERNET MARKET. The Company is attempting to sell product through the Internet by maintaining its own corporate website, and by offering certain products for sale on other retail websites.

MARKET SEGMENTS

     MEN'S GOLF PRODUCTS. By offering a full line of clubs suited for men of all playing abilities, the Company anticipates continuing to supply this market with product.

     WOMEN'S GOLF PRODUCTS. The Company's line for the women's market include a full package of coordinated bag, headcovers, and equipment in various color categories focusing on fashion and function.

     JUNIOR GOLF PRODUCTS. The carries equipment for children and teenage golfers to capture a portion of this growing market segment. The Company offers junior sets consisting of a wood, three irons and putter, designed for the five to nine year old, and a package suited in weight and length for the ten to 13 year olds including two woods, four irons and a putter. Both sets include a bag that is smaller in size and lighter in weight than standard golf bags to accommodate the junior golfer.

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

     In consideration for the trademark license, the Company pays Fila Sport a royalty on net sales. The royalty is 6% of annual net sales up to $7,500,000, 5.5% of annual net sales from $7,500,000 up to $15,000,000, and
5% of annual net sales in excess of $15,000,000. Annual minimum royalties are due and payable in installments of 25% of the annual minimum on the 15th day prior to the end of each calendar quarter. Royalties of $500,000 were paid during 1998, and a total of $600,000 were payable for 1999, $450,000 which remains outstanding. Future minimum annual royalties are currently set as follows

$600,000 in 1999, and $700,000 in 2000. The Company is in the process of renegotiating the royalties for 2000 and beyond.

     The Company is currently required to obtain an irrevocable letter of credit in favor of Fila Sport each year equal to the amount of the applicable minimum royalty. The 2000 letter of credit has not yet been obtained, and no royalties for 2000 have been paid. The Company also is required to expend in each year for the duration of the License Agreement an amount equal to 5% of net sales on advertising the Company's products and 3% of net sales on promotions.

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

     The License Agreement may be terminated by Fila Sport in whole, or in part, upon the occurrence of certain events, including the following: failure to perform or any material breach of the obligations under the agreement where there is no remedy within 30 days of the receipt of written notice of intent to terminate the License Agreement; failure to make timely royalty payments, use best efforts to meet established product introduction dates, maintain required levels of product liability insurance, or meet established guidelines for quality control; failure to meet advertising, promotional, and sales targets within a country included in the Territory; and sale or disposal of substantially all of the Company's business or assets to a third party or transfer of control of the company to a third party.

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

     Subsequent to the end of 1999, the Company opened negotiations with Fila Sport to amend and substantially modify the License Agreement. These discussions are ongoing.

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

     A company's ability to compete is in part dependent upon its ability to satisfy various subjective requirements of golfers, including the look and "feel" of the equipment and its level of acceptance among professional and other golfers, and its ability to creatively market its products. Equipment designs and concepts developed by one manufacturer that gain popularity have been widely imitated by other manufacturers. The subjective preferences of consumers may also be subject to rapid and unanticipated changes. There can be no assurances as to the Company's ability to achieve or maintain market acceptance sufficient to enable the Company to operate profitably. A decline in the size of the golf equipment market, whether from a decrease in the popularity of particular equipment or otherwise, could have a material adverse effect on the Company's business.

MANUFACTURE AND ASSEMBLY

     The components of the Company's golf clubs, primarily club heads, shafts, and grips, are manufactured by suppliers in the United States and the Far East. Suppliers are carefully selected and continuously evaluated by the Company on the basis of the quality of raw materials utilized, quality of the workmanship, and attention to quality control. The Company believes that its relationships with key suppliers are good; however, the Company was late with payments to some of its suppliers during 1999 which could have a negative effect on the Company's ability to obtain product on account. There are numerous suppliers of high-quality components and management believes that the loss of a supplier may result in production delays, but would not have a material adverse impact on the Company's long-term business.

     The Company assembles its golf clubs at its facility in Draper, Utah. During the assembly process, the equipment is spot checked and tested extensively to assure a quality product. Completed inventory is also stored at the Company's facility prior to shipment. Bags, gloves, and other golf accessories sold by the Company are manufactured by independent vendors, primarily in the Far East. Products are either shipped to the Company's facilities or drop shipped directly to distributors in the case of international sales. The Company anticipates that some of its club lines will continue to be manufactured and assembled in the Far East in an effort to reduce certain expenses while maintaining a high-quality product.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 24 employees, including five salaried employees on a full-time basis who are considered executive personnel, one (1) salaried full-time employee in administrative, supervisory, and clerical positions, nine hourly full-time employees, and two
(2) part-time employees. None of the Company's employees are covered by a collective bargaining agreement, the Company has never experienced a work stoppage, and the Company considers its labor relations to be excellent.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company currently occupies approximately 29,230 square feet of office, manufacturing, and warehouse space located at 11585 South State Street, Draper, Utah 84020. The lease provides for rent of approximately $18,000 per month and expires in March 2003.

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

     No matters were submitted to the stockholders for vote during the fourth quarter of 1999.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the period from January 1998 to March 31, 2000, the high and low bid quotations for the Common Stock as reported by the OTC Bulletin Board. The prices represent quotations between dealers, without adjustment for retail markup, mark down or commission, and do not necessarily represent actual transactions.

COMMON STOCK PRICE ACTUAL AND ADJUSTED

                                 HIGH                  LOW
                                 ----                  ---
                  2000
         1st Quarter            0.5313                0.1875

                  1999
         1st Quarter            0.5313                0.2813
         2nd Quarter            0.5000                0.2500
         3rd Quarter            0.5000                0.2600
         4th Quarter            0.3750                0.1875

                  1998
         1st Quarter            4.5000                2.9375
         2nd Quarter            4.0938                2.8750
         3rd Quarter            3.0625                1.2500
         4th Quarter            1.2813                0.2500

----------------------

     The Company has not paid any cash dividends on its Common Stock since its incorporation and anticipates that, for the foreseeable future, earnings, if any, will continue to be retained for use in its business. As of December 31, 1999, the approximate number of record holders of the Company's Common Stock is approximately 300.

RECENT SALES OF UNREGISTERED SECURITIES

     During 1999, the Company offered Preferred Stock under Rule 506 to three accredited investors who were also officers, directors, or beneficial owners of the Company's stock. Ralph Rasmussen, a Director and Trustee for AKA Charitable Remainder Unitrust #1 ("AKA"), a greater than 10% beneficial owner of the Company's stock; and John B. Hewlett, the Company's Chief Executive Officer, purchased shares. The Preferred Stock shares were offered at $20 per share and are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock.

     AKA purchased 50,000 shares of Convertible Preferred Stock for $1,000,000. AKA also received 1,000,000 common stock purchase warrants exercisable at $1.00 for up to 10 years. In the event the Company fails to comply with the repayment terms of the loan agreements with AKA, the conversion rate increases from 20 to one, to 100 to one for AKA. The Preferred Stock pays dividends at the rate of

5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

     John B. Hewlett purchased 25,000 shares of Convertible Preferred Stock for $500,000. Mr. Hewlett also received 500,000 common stock purchase warrants exercisable at $1.00 per share and valid for up to 10 years. The shares were paid for through the conversion of two outstanding promissory notes totaling $350,000 plus interest for a total of $403,000, and unreimbursed expenses totaling $97,000. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at Mr. Hewlett's election).

     The Company conducted a private offering in 1998 under Rule 505, resulting in the sale of 556,000 shares raising $1,668,000. Each share also carried with it a detachable warrant to purchase one share of Common stock for $5.00, subject to adjustment in certain events ("Warrants"). The Warrants may be exercised at any time and from time to time until December 31, 2002. The Company has the right to redeem the Warrants at $0.01 per Warrant upon not less than 30 days' notice if the Closing Price of the Common Stock for a period of 20 consecutive trading days, ending not earlier than 10 days prior to the date of such redemption notice, equals or exceeds $7.00 per share, subject to adjustment in certain events.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this report.

RESULTS OF OPERATIONS

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

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998. Net sales for the year ended December 31, 1999 were $4,949,000 compared to $6,988,000 for the comparable period in 1998, a decrease of $2,038,000 or 29%. This decrease is attributable to the Company's move out of the mass retail channel and into the business-to-business market.

     Cost of sales decreased from $6,194,000 for the year ended December 31, 1998 to $ 2,979,000 for the comparable period in 1999, a decrease of $3,215,000 or 51%. The gross profit margin increased from 11% during 1998 to 39% for the comparable period in 1999.

     Selling, general, and administrative costs were $4,072,000 during 1999 compared to $5,259,000 for the comparable period in 1998, a decrease of $1,187,000 or 23%. This decrease in selling, general, and administrative costs is due mainly to the continuing efforts of the Company to reduce expenses.

     The Company experienced a net loss of $2,818,086 during 1999, which included an inventory write-down of $75,000, compared to a net loss of $5,168,000 for the comparable period in 1998, a decrease in losses of $2,350,000. The decrease in losses is attributable to the Company moving out of the mass merchandise market which operates on narrow margins.

     The Company's inventory decreased from $2,274,000 at December 31, 1998 to $1,628,000 at December 31, 1999 as a result of the Company selling existing mass market inventory and only partially replacing it due to the Company's move to a business-to-business focus.

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

LIQUIDITY AND CAPITAL RESOURCES

     Beginning in 1997, the Company entered into a series of Loan and Credit Agreements with the AKA. The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company was not in compliance with conditions of the Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

     In conjunction with AKA's purchase of Preferred Stock in March 1999, the Loan and Credit Agreement was again amended, relieving the Company of its default under the terms of the agreements with AKA.

     In addition to the credit lines secured by the Company during the past several years, a private placement of the Company's shares of Common Stock was undertaken on March 2, 1998 to raise up to $2,400,000. The Company ultimately sold a total of approximately 556,000 units, raising $1,668,000.

     Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which causes the Company to rely upon outside capital to fund ongoing operations. During 1998 and 1999, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company is also pursuing a new marketing plan. The Company believes these changes will help move existing inventory and reduce its cash flow concerns, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     Net cash used in operating activities for 1999 and 1998 was $(1,550,000) and $4,247,000, respectively. Working capital at the end of 1999 and 1998 was $(4,860,000) and $(4,239,000), respectively. Cash and cash equivalents at December 31, 1999 were $48,000 compared to $63,000 at December 31, 1996, and $776,000 at December 31, 1997. Inventories, net of reserves at December 31, 1999 were $1,628,000 compared to $2,274,000 at December 31, 1998. Also, accounts receivable decreased from $411,000 at December 31, 1998 to $233,000 at December 31, 1999. Notes payable for $553,000 were outstanding at December 31, 1999. Total liabilities increased $638,000 from December 31, 1998 to December 31, 1999.

     The Company strives to maintain a sufficient inventory of golf club components, bags, and accessories to fulfill orders. Management believes that all of the golf club components and other products manufactured for the Company by suppliers are readily available from a variety of sources.

     Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiation loan agreements as are outlined in this report. The Company plans to continue to use these methods to fund operations; although, no warranties can be provided that further funding can be raised.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements listed in the accompanying Index to Financial Statements are attached hereto and filed as a part of this Report under Item 13.

     In February 1997, FASB issued SFAS No. 128, "Earning Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. For 1998 the basic net loss per share was ($1.95) and diluted net loss per share was ($0.64). For 1999 the basic net loss per share was ($0.31) and the diluted net loss per share was ($0.18).

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

     The Board of Directors approved the appointment of Jones, Jensen & Company as its principal accountants, as of March 15, 1999 for fiscal 1998 and extended the appointment for fiscal 1999. To the knowledge of the Company, at no time has Jones, Jensen & Company provided any accounting services to the Company prior to this new engagement, and they have no direct or indirect financial interest in the Company.

     During the two most recent fiscal years, there have been no disagreements with the former accountants on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any reportable event.

                                    PART III

     The Company incorporates by reference the information required in Part III from its definitive proxy statement or amendment to this Form 10-KSB to be filed within 120 days of the end of 1999.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 14th day of April 1999.

         By: /s/John B. Hewlett
             -------------------------------------
         John B. Hewlett, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                  DATE


/s/John B. Hewlett                          Chairman of the Board, Director            April 14, 2000
------------------------------------
John B. Hewlett


/s/Michael Hammond                          Chief Financial Officer                    April 14, 2000
------------------------------------
Michael Hammond


/s/Wade M. Mitchell                         Director                                   April 14, 2000
------------------------------------
Wade M. Mitchell


/s/Bruce H. Haglund                         Secretary, Director                         April 14,2000
------------------------------------
Bruce H. Haglund

                         RENAISSANCE GOLF PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                 C O N T E N T S

Consolidated Balance Sheet.............................................................................. 4

Consolidated Statements of Operations................................................................... 6

Consolidated Statements of Stockholders' Equity (Deficit)............................................... 7

Consolidated Statements of Cash Flows................................................................... 9

Notes to the Consolidated Financial Statements......................................................... 11

                         RENAISSANCE GOLF PRODUCTS, INC.
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                                                December 31,
                                                                                                    1999
                                                                                              -----------------
CURRENT ASSETS

   Cash and cash equivalents                                                                  $          47,798
   Accounts receivable, net of allowance for doubtful accounts                                          233,172
   Inventories, net (Note 2)                                                                          1,628,248
   Deposits made on inventory (Note 2)                                                                  155,234
   Prepaid expenses and other current assets                                                             12,047
                                                                                              -----------------

     Total Current Assets                                                                             2,076,499
                                                                                              -----------------
PROPERTY AND EQUIPMENT, NET (Note 3)                                                                    446,069
                                                                                              -----------------

OTHER ASSETS

   Goodwill (net) (Note 1)                                                                              753,333
                                                                                              -----------------

     Total Other Assets                                                                                 753,333
                                                                                              -----------------
     TOTAL ASSETS                                                                             $       3,275,901
                                                                                              =================


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                 December 31,
                                                                                                    1999
                                                                                              -----------------
CURRENT LIABILITIES

   Revolving line of credit, net of discount (Note 4)                                         $       5,000,000
   Current portion of notes payable (Note 6)                                                            532,650
   Accounts payable                                                                                     295,715
   Accrued interest                                                                                     331,611
   Accrued liabilities                                                                                  154,550
   Accrued royalties                                                                                    568,355
                                                                                              -----------------

     Total Current Liabilities                                                                        6,882,881
                                                                                              -----------------


COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.01 par value, 150,000 shares
    authorized: 75,000 shares issued and outstanding                                                        750
   Common stock, $0.001 par value, 40,000,000 shares
    authorized; 9,429,475 shares issued and outstanding                                                   9,429
   Additional paid-in capital                                                                        20,092,443
   Accumulated deficit                                                                              (23,709,602)
                                                                                                 ---------------

     Total Stockholders' Equity (Deficit)                                                           ( 3,606,980)
                                                                                              ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $       3,275,901
                                                                                              =================



              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      Consolidated Statements of Operations

                                                                                 For the Years Ending
                                                                                     December 31,
                                                                        ---------------------------------------
                                                                              1999                  1998
                                                                        -----------------     -----------------
NET SALES                                                                $      4,949,309     $       6,987,509

COST OF SALES                                                                   2,979,492             6,194,129
                                                                        -----------------     -----------------

GROSS PROFIT                                                                    1,969,817               793,380
                                                                        -----------------     -----------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                        4,072,279             5,258,662
                                                                        -----------------     -----------------

OPERATING LOSS                                                                 (2,102,462)           (4,465,282)
                                                                        -----------------     -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                                  5,027                   -
-
   Interest expense                                                              (749,884)             (701,425)
   Miscellaneous Income (Expense)                                                   5,804                   -
                                                                        --------------------  -----------------------
     Total Other Income (Expense)                                                (739,053)             (701,425)
                                                                        --------------------  -----------------------

LOSS BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM                                                  (2,841,515)           (5,166,707)

PROVISION FOR INCOME TAXES                                                          4,922                   900
                                                                        -----------------     -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                                 (2,836,593)           (5,167,607)

EXTRAORDINARY GAIN FROM FORGIVENESS
 OF DEBT (NET OF INCOME TAXES OF $-0-) (Note 7)                                    18,508                   -
                                                                        -------------------   -------------------

NET LOSS                                                                 $     (2,818,085)    $      (5,167,607)
                                                                        =================     =================

BASIC LOSS PER COMMON SHARE                                              $          (0.31)    $           (1.95)
                                                                        =================     =================

FULLY DILUTED LOSS PER COMMON SHARE                                      $          (0.18)    $           (0.64)
                                                                        =================     =================
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                                    8,849,374             2,655,538
                                                                        =================     =================


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)
                 For the Years Ended December 31, 1999 and 1998


                                            Preferred Stock                 Common Stock            Common Stock Subscribed
                                     -----------------------------  ---------------------------  -----------------------------
                                        Shares          Amount          Shares        Amount       Shares           Amount
                                     -------------  --------------  ------------  -------------  -------------   -------------
Balance, December 31, 1997                     250  $            3     4,613,662  $       4,614      1,496,276   $       1,496

Issuance of subscribed stock                -               -          1,496,276          1,496     (1,496,276)         (1,496)

Issuance of stock for cash                  -               -            546,000            546         -               -

Issuance of stock for assets                -               -            250,000            250         -               -

Issuance of stock for services              -               -            292,215            292         -               -

Issuance of stock upon
 conversion of debt                         -               -            300,000            300         -               -

Issuance of stock for services              -               -            200,000            200         -               -

Issuance of stock for assets                -               -                250              0         -               -

Issuance of notes for stock                  (250)             (3)           -              -           -               -

Issuance of stock for services              -               -                  0              0         -               -

Net loss for the year ended
December 31, 1998                           -               -              -             -              -               -
                                     -------------  --------------  ------------  -------------  -------------   -------------

Balance, December 31, 1998                       0  $            0     7,698,403  $       7,698         -        $      -
                                     =============  ==============  ============  =============  =============   =============


                                                                        Total
                                      Additional                     Stockholders'
                                       Paid-In       Accumulated        Equity
                                       Capital         Deficit         (Deficit)
                                     ------------- ---------------  --------------
Balance, December 31, 1997           $  14,795,509  $(15,723,910)    $    (922,288)

Issuance of subscribed stock                -               -               -

Issuance of stock for cash               1,682,787          -            1,683,333

Issuance of stock for assets               999,750           -           1,000,000

Issuance of stock for services             243,095           -             243,387

Issuance of stock upon
 conversion of debt                        149,700           -             150,000

Issuance of stock for services              99,800           -             100,000

Issuance of stock for assets                     0           -                   0

Issuance of notes for stock                      3           -                   0

Issuance of stock for services                  30           -                  30

Net loss for the year ended
December 31, 1998                           -           (5,167,607)     (5,167,607)
                                     ------------- ---------------  --------------

Balance, December 31, 1998           $  17,970,674   $ (23,709,602)   $ (3,606,980)
                                     ============= ===============  ==============


              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)
                 For the Years Ended December 31, 1999 and 1998

                                   Preferred Stock              Common Stock              Common Stock Subscribed
                               -------------------------  ---------------------------  -----------------------------
                                Shares        Amount         Shares         Amount        Shares           Amount
                               ---------  --------------  ------------  -------------  -------------   -------------
Balance, December 31, 1998             0  $            0     7,698,403  $       7,698        -         $      -

Issuance of stock for cash        50,000             500             -              -        -                -

Issuance of stock upon            25,000             250             -              -        -                -
 conversion of debt

Issuance of stock upon
 conversion of debt                    -               -     1,696,301          1,696         -               -

Issuance of stock for services         -               -        30,000             30         -               -

Issuance of stock for services         -               -         4,771              5         -               -

Net loss for the year ended
 December 31, 1999                     -               -             -              -         -               -
                               ---------  --------------  ------------  -------------  -------------   -------------

Balance, December 31, 1999        75,000  $          750     9,429,475  $       9,429         -        $      -
                               =========  ==============  ============  =============  =============   =============


                                                                   Total
                                Additional                     Stockholders'
                                  Paid-In     Accumulated         Equity
                                  Capital        Deficit         (Deficit)
                               ------------- ---------------  --------------
Balance, December 31, 1998     $  17,970,674 $(20,891,517)    $   (2,913,145)

Issuance of stock for cash           999,500            -          1,000,000

Issuance of stock upon               499,750            -            500,000
 conversion of debt

Issuance of stock upon
 conversion of debt                  583,528            -            585,224

Issuance of stock for services        37,470            -             37,500

Issuance of stock for services         1,521            -              1,526

Net loss for the year ended
 December 31, 1999                         -   (2,818,085)        (2,818,085)
                               ------------- ---------------  --------------

Balance, December 31, 1999     $  20,092,443 $(23,709,602)    $   (3,606,980)
                               ============= ===============  ==============

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      Consolidated Statements of Cash Flows

                                                                                   For the Years Ending
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                  1999                1998
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $      (2,818,085) $       (5,167,607)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                    103,716             100,162
     Provision for doubtful accounts                                                  317,539                   -
     Provision for allowance for inventory obsolescence                                77,322              75,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                     (139,400)             576,010
     (Increase) decrease in inventories                                               569,252          (1,590,644)
     (Increase) decrease in deposits on inventory                                     342,604             669,188
     (Increase) decrease in prepaid expenses
      and other current assets                                                          3,853              41,610
     (Increase) decrease in other assets                                                    -              34,199
     Increase (decrease) in accounts payable
      and accrued liabilities                                                       (338,356)             890,402
     Increase (decrease) in accrued royalties                                         331,000             125,000
                                                                           ------------------  ------------------

       Net Cash Used in Operating Activities                                       (1,550,555)         (4,246,680)
                                                                           ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                (82,939)            (48,602)
   Abandonment of tenant improvements                                                  32,884                   -
                                                                           ------------------  ------------------
       Net Cash Used in Investing Activities                                          (50,055)            (48,602)
                                                                           ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds on lines of credit                                                           -          1,299,279
   Net payments on long-term debt                                                            -           (200,000)
   Proceeds from long-term debt                                                              -            650,000
   Proceeds from issuance of subordinated convertible debentures                             -          1,668,000
   Proceeds from issuance of common stock for cash                                           -            104,863
   Proceeds from exercise of stock options                                                   -             60,470
   Proceeds from issuance of preferred stock for cash                               1,000,000                   -
   Conversion of debt to equity                                                       585,224                   -
                                                                           ------------------  ------------------
       Net Cash Provided by Financing Activities                            $       1,585,224  $        3,582,612
                                                                           ------------------  ------------------

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                                    For the Year Ending
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                  1999                1998
                                                                           ------------------  ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     $         (15,386) $        (712,670)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           63,184             775,854
                                                                           ------------------  ------------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $          47,798  $           63,184
                                                                           ==================  ==================


Cash Paid For:

   Interest                                                                 $          20,268  $          404,369
   Income taxes                                                             $           5,620  $              800

SCHEDULE OF NON-CASH FINANCING ACTIVITIES

   Common stock issued for debt conversion                                  $               -  $          150,000
   Preferred stock issued for debt conversion                               $         500,000  $                -
   Stock for assets                                                         $               -  $        1,000,000
   Stock for services                                                       $          39,056  $          243,387






              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 1999 and 1998

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

              c.  Basis of Presentation - Going Concern

              The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered substantial recurring losses from operations and has a stockholders' deficit at December 31, 1999. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional debt and/or equity financing as may be required, to satisfy its debt and license covenants (see Notes 4 and 8) and ultimately to attain profitable operations. Management's plans to address these matters are as follows:

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

              ACCOUNTS RECEIVABLE

              The accounts receivable are from a diverse customer base. The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. Accounts deemed uncollectible have been charged against the allowance. The Company does not obtain collateral with which to secure its accounts receivable. As of December 31, 1999, the Company had accounts receivable from one customer which represented 16% of net accounts receivable.

              SALES

              One customer accounted for 18% and 27% of net sales for the years ended December 31, 1999 and 1998, respectively.

              ACCOUNTS PAYABLE

              No vendor accounted for 10% of inventory purchases for the year ended December 31, 1999, and one vendor accounted for 11% of inventory purchases for the year ended December 31, 1998.
              No other vendor accounted for 10% or more of inventory purchases for these periods. As of December 31, 1999, the Company had accounts payable to one vendor which represented 17% of accounts payable. The Company believes that it could purchase such inventory from other vendors without a materially adverse effect to the Company.

              FOREIGN SALES

              The Company had sales to foreign markets of approximately $284,000 (6%) and $239,351 (3%) for the years ended December 31, 1999 and 1998, respectively.

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

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

              f.  Fair Value of Financial Instruments

              The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis. The Company's financial instruments consist of its cash and cash equivalents, accounts receivable, revolving line of credit, notes payable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values at December 31, 1999.

              g.  Cash Equivalents

              For the purpose of the statements of cash flows, the Company considers cash equivalents to be highly liquid investments with remaining maturities when purchased of three months or less.

              h.  Inventories

              Inventories are stated at the lower of cost or market, and consist primarily of golf clubs, golf bags, golf accessories and related components. Cost is determined on the first-in, first-out method. Cost includes materials, direct labor and an allocable portion of direct and indirect manufacturing overhead based on estimates derived from historical trends and experience factors. Market is determined by comparison with recent purchases or net realizable value. The Company did write-down inventory in 1999.

              i.  Property and Equipment

              Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Leasehold improvements are amortized over the lesser of the estimated useful lives of the improvements or the related lease term. Depreciation expense relating to property and equipment for the years ended December 31, 1999 and 1998 amounted to $110,000 and $80,163, respectively, of which $-0- and $13,613, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

              l.  Advertising

              The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 1999 and 1998 was $139,591 and $589,318, respectively.

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

              n.  Limitations on Dividends

              Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its common stockholders as a result of its accumulated deficit as of December 31, 1999.

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

              p.  Goodwill

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

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

              q.  Reclassification

              Certain December 31, 1998 balances have been reclassified to conform with the December 31, 1999 financial statement presentation.

NOTE 2 -      INVENTORIES

              Inventories consist of the following at December 31, 1999

                  Component parts                                                             $       (441,487)
                  Finished goods - golf bags, clubs and accessories                                   2,222,057
                                                                                              -----------------
                                                                                                      1,780,570
                  Less inventory reserve                                                              (152,322)
                                                                                              -----------------
                  Net Inventory                                                               $       1,628,248
                                                                                              =================

              As of December 31, 1999, the Company has made cash deposits on inventory to be received during 2000 totaling $155,234.

NOTE 3 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 1999:

                  Manufacturing and tooling equipment                                         $          62,963
                  Office furniture and equipment                                                         93,083
                  Computer equipment and software                                                       589,046
                  Automotive equipment                                                                    6,942
                  Leasehold improvements                                                                 87,704
                                                                                              -----------------
                                                                                                        839,738
                  Less accumulated depreciation                                                        (393,669)
                                                                                              -----------------

                  Net Property and Equipment                                                  $         446,069
                                                                                              =================

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

              The Company and the Company's Chairman of the Board of Directors jointly entered into a loan and security agreement with a lender on October 29, 1997 to provide the Company the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the company's current assets. The amount outstanding on the loan and revolving promissory note is adjusted upward or downward on a monthly basis, throughout the term of the note, based on total current assets, which for purposes of the agreement mean cash, accounts receivable aged less than 90 days, and inventory. The revolving promissory note executed pursuant to this agreement, as amended November 12, 1999, bears an interest rate of 8% and expires June 30, 2000. As further consideration for this loan and security agreement, warrants to purchase 400,000 shares of the Company's common stock were issued to the lender (see Note 9). Amounts outstanding under the agreement are collateralized by the Company's inventory, open orders, accounts receivable, and other assets of the Company. As of December 31, 1999, the Company had borrowed $5,000,000 on this revolving promissory note. The line provides for various warranties, covenants and restrictions and other financial and non-financial matters requiring compliance on a continuing basis. Default on any warranty, covenant or restriction could effect the lender's commitment to lend, and if not waived or corrected, could accelerate the maturity of any borrowings outstanding under the line. As of December 31, 1999, the Company was in default of certain warranties, covenants and restrictions, including the borrowing of funds substantially in excess of qualifying collateral.

NOTE 5 -      PREFERRED SHARES

              On March 10, 1999, the Company issued to AKA 50,000 share of Series "A" Convertible Preferred Stock for $1,000,000 in cash. The sale to AKA constituted a sale to an existing accredited investor in an isolated transaction exempt from registration. The Shares are convertible at any time into shares of Common Stock at the rate of 20 shares of Common Stock for one share of Preferred Stock. In the event the Company fails to comply with the repayment of the loan agreements with AKA, the conversion rate increases from 20 to one to 100 to one. The Preferred Stock pays dividends at the rate of 5% during 1999 (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock), and 6% thereafter (payable in shares of Common Stock or cash at AKA's election).

              The proceeds received were used to pay $275,000 due to Fila Sports pursuant to the License Agreement, and to pay manufacturers and suppliers for product ordered by Target, the Company's primary mass retail client, and other suppliers for outstanding balances due. Other payables of $320,000 were traded for merchandise with other vendors.

              During the third quarter, the Company also raised an additional $500,000 through the conversion of a promissory note and forgiveness of advances made to the Company by its Chairman and CEO, John B. Hewlett into 25,000 shares of Preferred Stock of the Company.

The Company has not paid any cash dividends on its Preferred Stock since its incorporation, but it does have an obligation to accrue and pay a 5% dividend for 1999 which was to be paid on January 31, 2000; for years subsequent to 1999, a dividend of 6% will be paid in Common Stock valued at the lesser of $1.00 and the average daily closing price as reported on the OTC:BB for the first 20 trading days after the end of the calendar year for which interest has accrued or in cash as determined by the Preferred Stockholder. At December 31, 1999, the number of record holders of the Company's Preferred Stock is two.

NOTE 6 -      LONG-TERM DEBT

              Notes payable at December 31, 1999 consist of the following:

              Unsecured note payable to a shareholder bearing interest at
               10% per annum, all unpaid interest and principle due
               June 30, 1999.                                                                 $          50,000

              Unsecured note payable to a shareholder bearing interest at
               10% per annum, all unpaid interest and principle due
               June 30, 2000.                                                                            20,000

              Unsecured note payable to a shareholder bearing interest at
               12% per annum, all unpaid interest and principle due
               January 7, 1999.                                                                         450,000

              Unsecured note payable to two officers of the Company bearing
               no interest, all unpaid principle due December 31, 2000.                                   7,650

              Unsecured note payable to a shareholder bearing interest at
               10% per annum, all unpaid interest and principle due
               June 30, 2000.                                                                             5,000
                                                                                              -----------------
                                                                                                        532,650
              Less: current maturities                                                                 (532,650)
                                                                                              -----------------
                                                                                              $               0
                                                                                              =================

              Annual maturities of long-term debt are as follows:

              Years Ending
              December 31,
              ------------
                     1999                                      $         532,650
                     2000                                                 -
                     2001                                                 -
                     2002                                                 -
                     2003                                                 -
                                                               -----------------

                                                               $         532,650
                                                               =================

              Total interest expense incurred in connection with the related party debt was $ 52,246 and $119,292 for the years ended December 31, 1999 and 1998, respectively.

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

              During 1999 and 1998, certain vendors forgave certain payables. The Company recorded $18,508 and $-0- as extraordinary gains on forgiveness of debt for the years ended December 31, 1999 and 1998, respectively.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Operating Leases

              The Company leases its office and certain equipment under several non-cancelable lease agreements accounted for as operating leases expiring through June 2003. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

              Minimum rental payments under non-cancelable operating leases on certain equipment are as follows:

                        Years Ending
                        December 31,
                        ------------
                               2000                                      $         223,246
                               2001                                                257,429
                               2002                                                232,762
                               2003                                                 59,534
                               2004                                                134,534
                                                                         -----------------
                                                                         $         779,229
                                                                         =================

              Rent expense were approximately $114,000 and $74,000 for the years ended December 31, 1999 and 1998, respectively.

              Royalty and Licensing Agreements

              FILA License

              The Company has an exclusive licensing agreement which granted the Company the right to use the FILA name and trademark on defined hard products for sale in the United States and foreign countries, excluding Asia and a non-exclusive license to use the FILA name and trademark on defined soft products for sale in the United States and foreign countries, excluding Asia. The license agreement expires December 31, 2000 and can be renewed for an additional five-year period provided that the Company is not in default of any obligation under the agreement. The Company was in default with the FILA license agreement at December 31, 1999 (see
              Note 4). The FILA licensing agreement was not impacted by the change of control as a result of the equity transactions discussed in Notes 8 through 10. Royalty expense under this agreement was $600,000 and $500,000 for the years ended December 31, 1999 and 1998, respectively. Royalties due to FILA at December 31, 1999 were $450,000.

              The terms of the revised licensing agreement include the following minimum payments:

                2000                                             $         700,000

              Percentage royalty payments are due if such amounts exceed the minimum royalty payments and are based on annual sales as follows:

                      Sales up to $7,500,000                                                  6.0%
                      Sales from $7,500,001 to $15,000,000                                    5.5%
                      Sales over $15,000,000                                                  5.0%

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

              The Company must expend annually not less than five percent (5%) of net sales for advertising and not less than three percent (3%) of net sales for promotions. The Company is currently negotiating with FILA to reduce the royalty obligation for the year 2000.

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

              Japanese Sublicense

              FILA granted an exclusive licensing agreement to Kanebo, Ltd. ("Kanebo") covering Japan, prior to granting the Company its licensing agreement. This licensing agreement gave Kanebo an exclusive right and license to use FILA trademarks in connection with the manufacture and sale of certain items including golf bags, head covers and gloves sold in Japan, but not including golf clubs or balls. Accordingly, the Company entered into a sublicensing agreement with Kanebo giving the Company a non-exclusive right to sell golf bags, head covers and gloves in Japan. The sublicensing agreement was terminated as of June 30, 1996 upon the termination of the Company's license agreement with FILA. Royalty expense in connection with this sublicense was $-0- and $-0- for the years ended December 31, 1999 and 1998, respectively. Past due royalties related to the sublicense agreement totaled $118,359 at December 31, 1999.

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


              In October 1996, non-statutory stock options were granted outside of the 1993 Plan to non-employee members of the Company's Board of Directors and various consultants for services provided to the Company for the purchase of 1,700,000 shares of the Company's common stock at $0.50 per share. These options expire on December 31, 2006. These options were assumed to be vested as of December 31, 1996 as a result of the successful completion of the private placement memorandum as discussed in Note 10. These options were not subject to adjustment as a result of the split of the Company's stock. Because the company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($0.125) prior to the private placement discussions, times four. The Company expensed $14,000 during the year ended December 31, 1997 in connection with the issuance of these options. During 1998, 500,000 of such options were exchanged for debt and services. An additional 1,050,000 options were granted to non-employees in connection with the 1996 private placement. Because the private placement consisted of 50% debt and 50% equity, one-half of the 1,050,000 options were attached to the debt and an original issue discount was recorded. Accordingly, the Company recorded of debt issuance costs, which was amortized in its entirety to interest expense during 1998.

              In October 1996, incentive stock options were granted outside of the 1993 Plan to certain officers and key employees for the purchase of 1,377,000 shares of the Company's common stock at $0.50 per share. Of these options, 717,000 vest upon the earlier of achieving certain performance goals or ratably over ten years and 660,000 were assumed to be vested as of December 31, 1996 as a result of the successful completion of a private placement memorandum. These options were not subject to adjustment as a result of the split of the Company's stock. Because the company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $0.50 per share, the trading price of the Company's common stock ($0.125) prior to the private placement discussions, times four. These options expire on December 31, 2006. During 1998 and 1997, 643,000 and 6,000 of such options were canceled, respectively.

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

              In October 1997, the Company granted non-qualified options outside of the 1993 Plan to acquire 500,000 shares of common stock at $3.00 per share to employees of the Company. None of these options were subject to adjustment as a result of the split of the Company's stock. Because the Company anticipated the 4:1 reverse stock split, the fair market value of the Company's common stock was assumed to be $2.63 per share, the trading price of the Company's common stock ($0.65625) at the date of grant, times four. The aforementioned options all vested immediately and expire October 27, 2007. During 1998, 15,000 shares were exercised. During 1999, 30,000 shares were exercised by a former employee.

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

              On September 1, 1999, the Company granted options to its employees to acquire 942,500 shares of Common Stock at $0.50 per share. As of 1/1/2000, 858,500 shares are continuing to be vested by employees. The options carry a vesting requirement that certain sales volume must be obtained by sales personnel during each of the next three years, while for most employees, the vesting requirement is six months of continuous employment, and on January 1,2000 the options start to be eligible to be exercised. This group of remaining options are exercisable as follows:

                                       As of 1/1/2000                              50,000
                                       As of 1/1/2000                              50,000
                                       As of 1/1/2000                              50,000
                                       As of 1/1/2000                              50,000
                                                                                ---------
                                                   Total                         $858,500

              A summary of stock option activity for 1999 and 1998 follows:

                                                             1993 Plan         Outside Plan         Price
                                                        ------------------ ------------------  ------------------
              Balance at January 1, 1998                        60,000          6,058,249           .50-16.00
              Granted                                             -             1,331,000           1.50-5.00
              Expired/canceled                                  60,000           (427,500)          .50-16.00
              Exercised                                           -              (777,000)           .50-3.00
                                                        ------------------ ------------------  ------------------
                   Balance at December 31,1998                    -             6,184,749           .50-16.00
                   Granted at September 1, 1999                   -               942,500                 .50
              Expired/canceled                                    -                84,000                 .50
              Exercised                                           -                30,000                1.25
                                                        ------------------ ------------------  ------------------

              Balance at December 31, 1999                        -             7,013,249      $    .50-16.00
                                                        ================== ==================  ==================

              Exercisable at December 31, 1999                    -                50,000      $    .50-16.00
                                                        ================== ==================  ==================

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

                                                                                 1999               1998
                                                                           ------------------  ------------------
              Net loss:
                      As reported                                           $      (2,818,085) $       (5,167,607)
                      Pro forma                                             $      (2,818,085) $       (5,167,607)
              Net loss per share:
                      As reported                                           $           (0.31) $            (1.95)
                      Pro forma                                             $           (0.31) $            (1.95)

NOTE 10 -      STOCK WARRANTS

               The Company is authorized to issue Class A warrants. In connection with the offering of convertible debentures, bridge financing arrangements and the initial public offering completed prior to 1995, the Company issued warrants which expired between November 15, 1996 and November 15, 1998. The terms of the outstanding warrants are summarized as follows:

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

NOTE 12 -      PROVISION FOR INCOME TAXES

               The provision for income taxes for the years ended December 31, 1999 and 1998 consists of the following:

                                                             Current            Deferred            Total
                                                        ------------------ ------------------  ------------------

               Year ended December 31, 1999
                  U.S. Federal                          $           -       $          -       $           -
                  State and local                                    4,922             -                    4,922
                                                        ------------------ ------------------  ------------------

                                                        $            4,922  $          -       $            4,922
                                                        ================== ==================  ==================

               Year ended December 31, 1998
                  U.S. Federal                          $           -       $          -       $            -
                  State and local                                      900             -                      900
                                                        ------------------ ------------------  ------------------

                                                        $              900  $          -       $              900
                                                        ================== ==================  ==================

               Income tax expense was $4,922 and $900 for each of the years ended December 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                                 1999                1998
                                                                           ------------------  ------------------
               Computed "expected" benefit                                  $        (912,666) $       (1,756,333)
               Increase (reduction) in income taxes resulting from:
                  Change in valuation allowance for deferred
                    tax assets                                                       (912,666)          1,752,113
                  Non-deductible expenses                                              23,072               3,320
                  Change in deferred tax assets                                        -                   -
                  State taxes, net of benefit                                          -                   -
                                                                           ------------------  -------------------

                                                                            $           4,922  $              900
                                                                           ==================  ==================

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 are presented below:

               Deferred tax assets:
                  Net operating loss carryforwards
                      Total gross deferred tax assets                                          $        7,709,702
                      Less valuation allowance                                                         (7,709,702)
                                                                                               ------------------
                      Net deferred tax assets                                                  $           -
                                                                                               ==================

NOTE 12 -      PROVISION FOR INCOME TAXES (Continued)

               The valuation allowance for deferred tax assets as of January 1, 1999 was $2,684,311 The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $884,672.

               At December 31, 1999, the Company had net operating loss carryforwards of approximately $23,675,082 available to offset future taxable Federal income. The Company's utilization of California state operating loss carryforwards is unlikely due to the Company's move to Utah in early 1998. The carryforward amounts expire in varying amounts between 1999 and 2012.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.