Form 10KSB/A
period 1999-12-31
RENAISSANCE GOLF PRODUCTS INC
filed 2000-05-08
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  AMENDMENT #1
                                   FORM 10-KSB
                                   (MARK ONE)

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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes          No   X
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

     TOURNAMENTS. WGC operates tournaments to provide participants with an opportunity to win cash and prizes. WGC is a network marketing company where interested individuals are encouraged to become independent distributors of tournament participation and golf equipment. The Company believes WGT will expIerience increasing participation as golfers are exposed to the tournaments through fellow golfers who enjoy honest competition.

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

     COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE YEAR ENDED DECEMBER 31, 1998. Net sales for the year ended December 31, 1999 were $4,949,000 compared to $6,988,000 for the comparable period in 1998, a decrease of $2,039,000 or 29%. This decrease is attributable to the Company's move out of the mass retail channel and into the business-to-business market.

     Cost of sales decreased from $6,194,000 for the year ended December 31, 1998 to $ 2,979,000 for the comparable period in 1999, a decrease of $3,215,000 or 52%. The gross profit margin increased from 11% during 1998 to 40% for the comparable period in 1999.

     Selling, general, and administrative costs were $4,826,000 during 1999 compared to $5,259,000 for the comparable period in 1998, a decrease of $433,000 or 8%. This decrease in selling, general, and administrative costs is due mainly to the continuing efforts of the Company to reduce expenses.

     The Company experienced a net loss of $3,571,000 during 1999, which included an inventory write-down of $78,000, compared to a net loss of $5,168,000 for the comparable period in 1998, a decrease in losses of $1,597,000. The decrease in losses is attributable to the Company moving out of the mass merchandise market which operates on narrow margins.

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

LIQUIDITY AND CAPITAL RESOURCES

     Beginning in 1997, the Company entered into a series of Loan and Credit Agreements with the AKA. The first line of credit was for a maximum amount of up to $1,000,000, and the second line of credit provided for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company was not in compliance with conditions of the Loan and Credit Agreement on December 31, 1998 by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately five months. To remedy any potential defaults under the loan with AKA, the Company entered into an agreement with AKA on January 11, 1999 to issue shares of its Common Stock in lieu of any cash payment of interest due or to become due on or before June 30, 1999.

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

     Net cash used in operating activities for 1999 and 1998 were $1,551,000 and $4,247,000, respectively. Working capital at the end of 1999 and 1998 was $(4,807,000) and $(4,239,000), respectively. Cash and cash equivalents at December 31, 1999 were $48,000 compared to $63,000 at December 31, 1998. Inventories, net of reserves at December 31, 1999 were $1,628,000 compared to $2,274,000 at December 31, 1998. Also, accounts receivable decreased from $411,000 at December 31, 1998 to $233,000 at December 31, 1999. Notes payable of $533,000 and $875,000 were outstanding at December 31, 1999 and 1998, respectively. Total liabilities decreased $637,000 from December 31, 1998 to December 31, 1999.

     During the first quarter of 2000, John B. Hewlett loaned the Company $100,000 on a promissory note bearing interest at 8% per annum and due December 31, 2001.

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

     In February 1997, FASB issued SFAS No. 128, "Earning Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. There was no effect on EPS upon the adoption of the provisions of SFAS No. 128 for all years presented. Loss per common share has been computed on the weighted average number of common and equivalent shares outstanding. For 1998 the basic net loss per share was ($1.95). For 1999 the basic net loss per share was ($0.40). Diluted net loss per share approximates basic net loss per share.

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


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Draper, State of Utah, on the 5th day of May 1999.

         By: /s/John B. Hewlett
             -------------------------------------
         John B. Hewlett, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                  DATE


/s/John B. Hewlett                          Chairman of the Board, Director            May 5, 2000
------------------------------------
John B. Hewlett


/s/Michael Hammond                          Chief Financial Officer                    May 5, 2000
------------------------------------
Michael Hammond


/s/Wade M. Mitchell                         Director                                   May 5, 2000
------------------------------------
Wade M. Mitchell


/s/Bruce H. Haglund                         Secretary, Director                         May 5,2000
------------------------------------
Bruce H. Haglund

                         RENAISSANCE GOLF PRODUCTS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Renaissance Golf Products, Inc.
Draper, Utah

We have audited the accompanying consolidated balance sheet of Renaissance Golf Products, Inc. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31,1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renaissance Golf Products, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31,1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Renaissance Golf Products, Inc. and Subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, certain conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jones, Jensen & Company
Salt Lake City, Utah
April 12, 2000

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

Consolidated Statements of Stockholders' Equity (Deficit)............................................... 7

Consolidated Statements of Cash Flows................................................................... 9

Notes to the Consolidated Financial Statements......................................................... 11

                         RENAISSANCE GOLF PRODUCTS, INC.
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------
                                                                                                December 31,
                                                                                                    1999
                                                                                              -----------------
CURRENT ASSETS

   Cash and cash equivalents                                                                  $          47,798
   Accounts receivable, net of allowance for doubtful accounts (Note 1)                                 233,172
   Inventories, net (Note 2)                                                                          1,628,248
   Deposits made on inventory (Note 2)                                                                  155,234
   Prepaid expenses and other current assets                                                             12,047
                                                                                              -----------------

     Total Current Assets                                                                             2,076,499
                                                                                              -----------------
PROPERTY AND EQUIPMENT, NET (Note 3)                                                                    446,069
                                                                                              -----------------

     TOTAL ASSETS                                                                             $       2,522,568
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

                         RENAISSANCE GOLF PRODUCTS, INC.
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                 December 31,
                                                                                                    1999
                                                                                              -----------------
CURRENT LIABILITIES

   Revolving line of credit, related party, net of discount (Note 4)                          $       5,000,000
   Current portion of notes payable, related party (Note 6)                                             532,650
   Accounts payable - trade                                                                             295,716
   Accrued interest                                                                                     331,611
   Accrued liabilities                                                                                  154,550
   Accrued royalties (Note 8)                                                                           568,355
                                                                                              -----------------

     Total Current Liabilities                                                                        6,882,882
                                                                                              -----------------


COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, $0.01 par value, 150,000 shares
    authorized: 75,000 shares issued and outstanding                                                        750
   Common stock, $0.001 par value, 40,000,000 shares
    authorized; 9,429,475 shares issued and outstanding                                                   9,429
   Additional paid-in capital                                                                        20,092,443
   Accumulated deficit                                                                              (24,462,936)
                                                                                                 ---------------

     Total Stockholders' Equity (Deficit)                                                            (4,360,314)
                                                                                              ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $       2,522,568
                                                                                              =================



              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      Consolidated Statements of Operations

                                                                                 For the Years Ending
                                                                                     December 31,
                                                                        ---------------------------------------
                                                                              1999                  1998
                                                                        -----------------     -----------------
NET SALES                                                                $      4,949,309     $       6,987,509

COST OF SALES                                                                   2,979,492             6,194,129
                                                                        -----------------     -----------------

GROSS PROFIT                                                                    1,969,817               793,380
                                                                        -----------------     -----------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                        4,825,613             5,258,662
                                                                        -----------------     -----------------

OPERATING LOSS                                                                 (2,855,796)           (4,465,282)
                                                                        -----------------     -----------------

OTHER INCOME (EXPENSE)

   Interest income                                                                  5,027                   -
   Miscellaneous Income (Expense)                                                   5,804                   -
   Interest expense                                                              (749,884)             (701,425)
                                                                        --------------------  -----------------------
     Total Other Income (Expense)                                                (739,053)             (701,425)
                                                                        --------------------  -----------------------

LOSS BEFORE PROVISION FOR INCOME
 TAXES AND EXTRAORDINARY ITEM                                                  (3,594,849)           (5,166,707)

PROVISION FOR INCOME TAXES                                                          4,922                   900
                                                                        -----------------     -----------------

LOSS BEFORE EXTRAORDINARY ITEM                                                 (3,589,927)           (5,167,607)

EXTRAORDINARY GAIN FROM FORGIVENESS
 OF DEBT (NET OF INCOME TAXES OF $-0-) (Note 7)                                    18,508                   -
                                                                        -------------------   -------------------

NET LOSS                                                                 $     (3,571,419)    $      (5,167,607)
                                                                        =================     =================

BASIC LOSS PER COMMON SHARE                                              $          (0.40)    $           (1.95)
                                                                        =================     =================

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                                                                    8,849,374             2,655,538
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
                                     =============  ==============  ============  =============  =============   =============


                                                                        Total
                                      Additional                     Stockholders'
                                       Paid-In       Accumulated        Equity
                                       Capital         Deficit         (Deficit)
                                     ------------- ---------------  --------------
Balance, December 31, 1997           $  14,795,509  $(15,723,910)    $    (922,288)

Issuance of subscribed stock                -               -               -

Issuance of stock for cash               1,682,787          -            1,683,333

Issuance of stock for assets               999,750           -           1,000,000

Issuance of stock for services             243,095           -             243,387

Issuance of stock upon
 conversion of debt                        149,700           -             150,000

Issuance of stock for services              99,800           -             100,000

Issuance of stock for assets                     0           -                   0

Issuance of notes for stock                      3           -                   0

Issuance of stock for services                  30           -                  30

Net loss for the year ended
December 31, 1998                           -           (5,167,607)     (5,167,607)
                                     ------------- ---------------  --------------

Balance, December 31, 1998           $  17,970,674   $ (20,891,517)   $ (2,913,145)
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
                               =========  ==============  ============  =============  =============   =============


                                                                   Total
                                Additional                     Stockholders'
                                  Paid-In     Accumulated         Equity
                                  Capital        Deficit         (Deficit)
                               ------------- ---------------  --------------
Balance, December 31, 1998     $  17,970,674 $(20,891,517)    $   (2,913,145)

Issuance of stock for cash           999,500            -          1,000,000

Issuance of stock upon               499,750            -            500,000
 conversion of debt

Issuance of stock upon
 conversion of debt                  583,528            -            585,224

Issuance of stock for services        37,470            -             37,500

Issuance of stock for services         1,521            -              1,526

Net loss for the year ended
 December 31, 1999                         -   (3,571,419)        (3,571,419)
                               ------------- ---------------  --------------

Balance, December 31, 1999     $  20,092,443 $(24,462,936)    $   (4,360,314)
                               ============= ===============  ==============

              The accompanying notes are an integral part of
                 these consolidated financial statements.

                         RENAISSANCE GOLF PRODUCTS, INC.
                      Consolidated Statements of Cash Flows

                                                                                   For the Years Ending
                                                                                        December 31,
                                                                           --------------------------------------
                                                                                  1999                1998
                                                                           ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $      (3,571,419) $       (5,167,607)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                    857,050             100,162
     Provision for doubtful accounts                                                  317,539                   -
     Provision for allowance for inventory obsolescence                                77,322              75,000
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                      (139,400)            576,010
     (Increase) decrease in inventories                                               569,252          (1,590,644)
     (Increase) decrease in deposits on inventory                                     342,604             669,188
     (Increase) decrease in prepaid expenses
      and other current assets                                                          3,853              41,610
     (Increase) decrease in other assets                                                    -              34,199
     Increase (decrease) in accounts payable
      and accrued liabilities                                                        (338,356)            890,402
     Increase (decrease) in accrued royalties                                         331,000             125,000
                                                                           ------------------  ------------------

       Net Cash Used in Operating Activities                                       (1,550,555)         (4,246,680)
                                                                           ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                                                (82,939)            (48,602)
   Abandonment of tenant improvements                                                  32,884                   -
                                                                           ------------------  ------------------
       Net Cash Used in Investing Activities                                          (50,055)            (48,602)
                                                                           ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds on lines of credit                                                          -           1,299,279
   Net payments on long-term debt                                                           -            (200,000)
   Proceeds from long-term debt                                                             -             650,000
   Proceeds from issuance of subordinated convertible debentures                            -           1,668,000
   Proceeds from issuance of common stock for cash                                          -             104,863
   Proceeds from exercise of stock options                                                  -              60,470
   Proceeds from issuance of preferred stock for cash                               1,000,000                   -
   Conversion of debt to equity                                                       585,224                   -
                                                                           ------------------  ------------------
       Net Cash Provided by Financing Activities                            $       1,585,224  $        3,582,612
                                                                           ------------------  ------------------

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

              h.  Inventories

              Inventories are stated at the lower of cost or market, and consist primarily of golf clubs, golf bags, golf accessories and related components. Cost is determined on the first-in, first-out method. Cost includes materials, direct labor and an allocable portion of direct and indirect manufacturing overhead based on estimates derived from historical trends and experience factors. Market is determined by comparison with recent purchases or net realizable value. During 1999, inventory was written down $77,500 for possible obsolescence.

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

              l.  Income Taxes

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

              m.  Limitations on Dividends

              Pursuant to state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its common stockholders as a result of its accumulated deficit as of December 31, 1999.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

              n.  Basic Loss Per Common Share

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

                                                                      December 31
                                                              ---------------------------
                                                                  1999            1998
                                                              -----------     -----------
              Numerator - loss                                $(3,571,419)    $(5,167,607)
              Denominator - weighted average number of
                shares outstanding                            $ 8,849,374     $ 2,655,538
                                                              -----------     -----------
              Loss per share                                  $     (0.40)    $     (1.95)
                                                              ===========     ===========

              o.  Goodwill

              In April 1998, the Company negotiated the purchase of assets of The World Golf Federation, Inc. and Ball Marketing Company. The agreement was predicted upon the number of shares exchanged for assets purchased. When the sale occurred, the Company recognized goodwill of $800,000 from the excess of the purchase price of its acquisitions over the fair market value of the stock pertaining to the cost of the net assets acquired.

              During 1998, the Company estimated the recoverability of goodwill and the estimated useful lives of the assets acquired including analysis of management's plans for future operations, recent operating and projected results, along with undiscounted cash flows. When making the analysis for 1999, the market conditions for the Company's stock had significantly changed, and when evaluating the goodwill against the estimated useful lives of the acquired assets, management's plans for future operations, current operating and projected results, along with undiscounted cash flows, it was determined to fully amortize the remaining goodwill of $753,333 during 1999.

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

              p.  Reclassification

              Certain December 31, 1998 balances have been reclassified to conform with the December 31, 1999 financial statement presentation.

NOTE 2 -      INVENTORIES

              Inventories consist of the following at December 31, 1999

                  Finished goods - golf bags, clubs and accessories                           $       1,780,570
                  Less inventory reserve                                                               (152,322)
                                                                                              -----------------
                  Net Inventory                                                               $       1,628,248
                                                                                              =================

              As of December 31, 1999, the Company has made cash deposits on inventory to be received during 2000 totaling $155,234. As of March 31, 2000 the inventory received was $34,800, having a balance of $120,434 unreceived inventory.

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
                                                                                              =================

NOTE 4 -      LINES OF CREDIT - RELATED PARTY

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

NOTE 4 -      LINES OF CREDIT - RELATED PARTY (Continued)


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

              During the third quarter, the Company also raised an additional $500,000 through the conversion of a promissory note and forgiveness of advances made to the Company by its Chairman and CEO, John B. Hewlett into 25,000 shares of Preferred Stock of the Company. Mr. Hewlett holds a large interest in the Company's common shares and the involvement of the parties is a related party transaction.

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

NOTE 6 -      LONG-TERM DEBT INCLUDING RELATED PARTY DEBT

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

NOTE 7 -      EXTRAORDINARY GAINS ON FORGIVENESS OF DEBT

              During 1999 and 1998, some vendors were willing to reduce a payable amount for a quick cash payment resulting in a forgiveness of debt. The Company recorded $18,508 and $-0- as extraordinary gains on these negotiated settlements recorded as forgiveness of debt for the years ended December 31, 1999 and 1998, respectively.

NOTE 8 -      COMMITMENTS AND CONTINGENCIES

              Operating Leases

              The Company leases its office and certain equipment under several non-cancelable lease agreements accounted for as operating leases expiring through June 2003. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

              Minimum rental payments under non-cancelable operating leases on office space, office equipment (mostly computers) and warehouse equipment are as follows:

                        Years Ending
                        December 31,
                        ------------
                               2000                                      $         223,246
                               2001                                                257,429
                               2002                                                232,762
                               2003                                                 59,097
                               2004                                                139,534
                                                                         -----------------
                                                                         $         922,068
                                                                         =================

              Rent expense was approximately $114,000 and $74,000 for the years ended December 31, 1999 and 1998, respectively.

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

              The Company must expend annually not less than five percent (5%) of net sales for advertising and not less than three percent (3%) of net sales for promotions. The Company is currently negotiating with FILA to reduce the royalty obligation for the year 2000 and beyond.

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

              Other Commitments

              As of December 31, 1999, the Company has purchase commitments to purchase $439,198 of inventory. Upon receipt of the inventory, the company will accrue inventory with an offsetting liability.

              Current Compliance Status

              The Company is currently not in compliance with several covenants pursuant to the FILA license agreement. These include
              (1) operating losses during 1998 and 1999 have prevented the Company from having the cash to pay its debts as they became due. (2) Fila is owed $450,000 for Royalties at December 31, 1999, and Fila is reluctant to allow any reductions in future Royalty obligations until this balance is paid. (3) The letter of Credit is not currently maintained annually in an amount equal to the minimum royalty payments as outlined in the agreement.

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

                                       As of 1/1/2000                              50,000
                                       As of 1/1/2001                             161,700
                                       As of 1/1/2002                             242,550
                                       As of 1/1/2003                             404,250
                                                                                ---------
                                                   Total                          858,500
                                                                                =========

              A summary of stock option activity for 1999 and 1998 follows:

                                                             1993 Plan         Outside Plan         Price
                                                        ------------------ ------------------  ------------------
              Balance at January 1, 1998                        60,000          6,058,249           .50-16.00
              Granted                                             -             1,331,000           1.50-5.00
              Expired/canceled                                  60,000           (427,500)          .50-16.00
              Exercised                                           -              (777,000)           .50-3.00
                                                        ------------------ ------------------  ------------------
                   Balance at December 31,1998                    -             6,184,749           .50-16.00
                   Granted at September 1, 1999                   -               942,500                 .50
              Expired/canceled                                    -                84,000                 .50
              Exercised                                           -                30,000                1.25
                                                        ------------------ ------------------  ------------------

              Balance at December 31, 1999                        -             7,013,249      $    .50-16.00
                                                        ================== ==================  ==================

              Exercisable at December 31, 1999                    -                50,000      $    .50-16.00
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

                                                                                 1999               1998
                                                                           ------------------  ------------------
              Net loss:
                      As reported                                           $      (3,571,419) $       (5,167,607)
                      Pro forma                                             $      (3,571,419) $       (5,167,607)
              Net loss per share:
                      As reported                                           $           (0.40) $            (1.95)
                      Pro forma                                             $           (0.40) $            (1.95)

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
                                                        ================== ==================  ==================

               Income tax expense was $4,922 and $900 for each of the years ended December 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34 percent to loss from operations before provision for income taxes and extraordinary item as a result of the following:

                                                                                 1999                1998
                                                                           ------------------  ------------------
               Computed "expected" benefit                                  $      (1,222,249) $       (1,756,333)
               Increase (reduction) in income taxes resulting from:
                  Change in valuation allowance for deferred
                    tax assets                                                     (1,194,225)          1,752,113
                  Non-deductible expenses                                              23,072               3,320
                  Change in deferred tax assets                                        -                   -
                  State taxes, net of benefit                                          -                   -
                                                                           ------------------  -------------------

                                                                            $           4,922  $              900
                                                                           ==================  ==================

               The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 1999 are presented below:

               Deferred tax assets:
                  Net operating loss carryforwards
                      Total gross deferred tax assets                                          $        7,991,261
                      Less valuation allowance                                                         (7,991,261)
                                                                                               ------------------
                      Net deferred tax assets                                                  $           -
                                                                                               ==================

NOTE 12 -      PROVISION FOR INCOME TAXES (Continued)

               The valuation allowance for deferred tax assets as of January 1, 1999 was $2,684,311 The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $1,194,225.

               At December 31, 1999, the Company had net operating loss carryforwards of approximately $24,462,936 available to offset future taxable Federal income. The Company's utilization of California state operating loss carryforwards is unlikely due to the Company's move to Utah in early 1998. The carryforward amounts expire in varying amounts between 1999 and 2015.

               Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.


NOTE 13 -      SUBSEQUENT EVENT

               For the quarter ended March 31, 2000, a related party shareholder and officer of the Company loaned the Company $100,000 on a note with interest at 8% per annum.