Form 10-Q
period 2000-03-31
RENAISSANCE GOLF PRODUCTS INC
filed 2000-05-15
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


                  11585 SOUTH STATE STREET, DRAPER, UTAH 84020
                    (Address of Principal Executive Offices)


                                 (801) 501-0200
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     As of March 31, 2000, the registrant had 9,429,475 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                   ---   ---

                         RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                             Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Balance Sheets as of March 31, 2000 and                                        1
  December 31, 1999

Statements of Operations for the Three Months                                  2
  Ended March 31, 2000 and March 31, 1999

Statements of Cash Flows for the Three Months Ended                            3
  March 31, 2000 and March 31, 1999

Notes to Financial Statements for the Three                                    4
  Months ended March 31, 2000 and March 31, 1999

Item 2. Management's Discussion and                                            5
  Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                      6

Item 2. Changes in Securities                                                  6

Item 3. Defaults Upon Senior Securities                                        6

Item 4. Submission of Matters to a Vote of Security Holders                    6

Item 5. Exhibits and Reports on Form 8-K                                       6

SIGNATURES                                                                     7


                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                         March 31,               December 31,
                                                                           2000                       1999
                                                                        ------------             ------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                               $     77,682             $     47,798
Accounts receivable, net                                                       4,671                  233,172
Inventories, net                                                           1,584,076                1,628,248
Deposits made on inventory                                                   120,424                  155,234
Prepaid expenses                                                              18,729                   12,047
                                                                        ------------             ------------
        Total current assets                                               1,805,582                2,076,499

PROPERTY AND EQUIPMENT, net                                                  428,355                  446,069
OTHER ASSETS                                                                  18,000                       --
                                                                        ------------             ------------
               Total  assets                                               2,251,937                2,522,568
                                                                        ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Revolving line of credit, net of discount                                  5,063,234                5,000,000
Accounts payable                                                             386,707                  295,716
Accrued liabilities                                                          636,337                  486,161
Accrued royalties                                                            624,355                  568,355
Current portion of notes payable                                             529,416                  532,650
                                                                        ------------             ------------
        Total current liabilities                                          7,240,049                6,882,882
                                                                        ------------             ------------
Notes Payable, less current portion                                               --                       --
                                                                        ------------             ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
        authorized; 75,000 and 750 issued and
        outstanding as of 3-31-00 and 12-31-99 , respectively                    750                      750
Common stock, $.001 par value, 40,000,000 shares
        authorized; 9,429,475 and 9,429 issued and
        outstanding as of 3-31-00 and 12-31-99 , respectively                  9,429                    9,429
Additional paid-in capital                                                20,092,443               20,092,443
Accumulated deficit                                                      (25,090,734)             (24,462,936)
                                                                        ------------             ------------
        Total stockholders' equity (deficit)                              (4,988,112)              (4,360,314)
                                                                        ------------             ------------
               Total liabilities and stockholders' equity (deficit)     $  2,251,937             $  2,522,568
                                                                        ============             ============


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                           2000                    1999
                                                        (unaudited)             (unaudited)
                                                        -----------             -----------
NET SALES                                               $   408,280             $   984,473
COST OF SALES                                               328,144                 750,906
                                                        -----------             -----------
          Gross profit                                       80,136                 233,567

SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                          592,560                 635,646
                                                        -----------             -----------
          Operating loss                                   (512,424)               (402,079)

OTHER INCOME (EXPENSE):
Interest Income                                                 531                   1,748
Interest Expense                                           (115,389)               (162,789)
Other                                                           142                 (23,231)
                                                        -----------             -----------
          Net other expense                                (114,716)               (184,272)
                                                        -----------             -----------
LOSS BEFORE INCOME TAX EXPENSE                             (627,140)               (586,351)

PROVISION FOR INCOME TAXES                                     (598)                     --
                                                        -----------             -----------
LOSS BEFORE EXTRAORDINARY ITEM                             (627,738)               (586,351)

EXTRAORDINARY ITEMS                                              --                      --
                                                        -----------             -----------
NET LOSS                                                $  (627,738)            $  (586,351)
                                                        ===========             ===========
EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                          $     (0.07)            $     (0.08)
Extraordinary gain-forgiveness of debt                         0.00                    0.00
                                                        -----------             -----------
Net loss per common and common
          equivalent share                              $     (0.07)            $     (0.08)
                                                        ===========             ===========

WEIGHTED AVERAGE OUTSTANDING COMMON
          AND COMMON EQUIVALENT SHARES-BASIC              9,429,475               7,524,537
                                                        ===========             ===========


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF MARCH 31, 2000 AND MARCH 31, 1999

                                                                                         2000                  1999
                                                                                      (unaudited)           (unaudited)
                                                                                      -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(627,798)            $  (586,351)

Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                        29,559                  32,603
    Change in Inventory for Adjustments/Reserve for Inventory Obsolescence                1,416                 (75,000)
    Change in allowance for doubtful accounts                                            10,843                      --
    Net change in operating assets and liabilities:
      (Increase) Decrease in accounts receivable                                        217,658                  16,003
      (Increase) Decrease in inventories                                                 42,756                 292,430
      (Increase) Decrease in prepaid expenses                                            28,128                (161,083)
      (Increase) Decrease in other assets                                                    --                 (15,401)
      (Decrease) Increase in accounts payable & accrued expenses                        297,167                (893,931)
      Less payment with equity                                                               --                 585,224
                                                                                      ---------             -----------
        Net cash used in operating activities                                              (271)               (805,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment                                                        (11,845)                 (7,268)
Deposit on Leasehold Improvement                                                        (18,000)                     --
                                                                                      ---------             -----------
        Net cash used in investing activities                                           (29,845)                 (7,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on notes payable, net of disount                                                    --                 (18,040)
Proceeds from notes payable                                                              60,000                  28,381
Proceeds from issuance of preferred stock                                                    --               1,000,000
        Net cash provided by financing activities                                        60,000               1,010,341
                                                                                      ---------             -----------
NET INCREASE (DECREASE) IN CASH                                                          29,884                 197,567

CASH and cash equivalents, beginning of period                                           47,798                  63,184
                                                                                      ---------             -----------
CASH and cash equivalents, end of period                                              $  77,682             $   260,751
                                                                                      =========             ===========

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes To Financial Statements For The Three
 Months Ended March 31, 2000 and March 31, 1999


1.   BASIS OF PRESENTATION

     In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB-A for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

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

2.   FINANCING

     Year 2000 - For the quarter ended March 31, 2000, a related party shareholder and officer of the company loaned the company $60,000 on a note with interest at 8% per annum. All other transactions were funded through Company operations. Subsequent to the end of the quarter, on April 4, 2000, the same related party shareholder and officer loaned an additional $40,000 to the Company.

     Year 1999 - During 1998, the Company entered into a series of Loan and Credit Agreements, as amended, with the AKA Charitable Remainder Unitrust #1 ("AKA"). The line of credit currently provides for the Company to draw the maximum aggregate principal amount of the lesser of $5,000,000, or 80% of the Company's current assets. The Company is not currently in compliance with conditions of the Loan and Credit Agreement by having drawn on the credit line beyond 80% of the Company's current assets and having not made interest payments for approximately six months.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 2000, were $408,000 compared to $984,000 for the comparable period in 1999, a decrease of $576,000 or 59%. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers. The Company also moved to a new location during the first quarter which interrupted sales and shipments.

     The Company continues to implement re-focused business strategies and marketing efforts to place greater emphasis on market niches which have been the most consistently productive since the Company's inception and which are the most closely aligned with Fila Sport's interests and marketing emphasis of high-fashion design and value.

     Cost of sales decreased from $751,000 for the three months ended March 31, 1999, to $328,000 for the comparable period in 2000, a decrease of $423,000 or 56%. The gross profit margin decreased from 23% for the three months ended March 31, 1999 to 20% for the comparable period in 2000. This decrease in gross margins resulted from price/volume mix and a tighter golf products market due to competitive factors including excess inventories among competitors. Selling obsolete inventory contributed to the reduced margin.

     Selling, general, and administrative costs were $593,000 for the three months ended March 31, 2000 compared to $636,000 for the comparable period in 1999, a decrease of $43,000 or 7%. Measures were implemented to reduce staff (mostly through attrition) and consolidated operations have contributed to reducing these expenses.

     The Company's interest expense decreased from $163,000 for the three months ended March 31, 1999 to $115,000 for the comparable period in 2000 as a result of interest on the AKA loans interest rate being reduced from 12% to 8% per annum during November 1999.

     The Company experienced a net loss before extraordinary item and net loss per share before extraordinary item of $628,000 and $0.07, respectively, for the three months ended March 31, 2000, compared to a net loss before extraordinary item and net loss per share before extraordinary item of $586,000 and $0.08, respectively, for the comparable period in 1999.

     The Company's inventory decreased from $1,628,000 at December 31, 1999 to $1,584,000 at March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 2000, John B. Hewlett loaned the Company $100,000 on a promissory note bearing interest at 8% per annum and due December 31, 2001.

     Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss which causes the Company to rely upon outside capital to fund ongoing operations. During 1998 and 1999, the Company took action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company is also pursuing a new marketing plan during 2000. The Company believes these changes will help move existing inventory and reduce its cash flow concerns, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     The Company's cash used in operating activities for the three months ended March 31, 2000 and March 31, 1999 were $(628,000) and $(586,000), respectively.
Working capital at March 31, 2000 was $(5,434,000) compared to $(4,806,000) at December 31, 1999. Cash and cash equivalents at March 31, 2000 were $78,000 compared to $48,000 at December 31, 1999. Inventories, net of reserves at March 31, 2000 were $1,584,000 compared to $1,628,000 at December 31, 1999, a decrease of $44,000. Also, accounts receivable decreased $229,000 from $233,000 at December 31, 1999 to $5,000 at March 31, 2000. The revolving line of credit of $5,000,000, net of discounts, on December 31, 1999 increased to $5,063,000 as of March 31, 2000 because of interest accruing on the note. Notes payable for $529,000 were outstanding at March 31, 2000 compared to $533,000 at December 31, 1999. Accounts payable and accrued liabilities increased by $241,000 from December 31, 1999 to March 31, 2000. Royalties due and payable pursuant to the license agreement with Fila Sport for the first and part of the second quarter of 1999 were paid current prior to the end of the second quarter. Fila royalties accrued and unpaid at December 31, 1999 were $450,000 compared to $506,000 as of March 31, 2000. This unpaid balance of Fila royalties puts the Company in noncompliance on its agreement with Fila.

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

     The golf business is seasonal because of winter condition throughout much of the World, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarter's results may not be representative of the Company's annual results.


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

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     The Company has moved and it currently occupies approximately 29,230 square feet of office, manufacturing, and warehouse space located at 11585 South State Street, Draper, Utah 84020. The lease provides for rent of approximately $216,000 per year and expires in March 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Not Applicable.

                                   SIGNATURES


     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RENAISSANCE GOLF PRODUCTS, INC.



Date:  May 11, 2000                    By:
                                          -----------------------------------
                                          John B. Hewlett
                                          Chairman of the Board



Date:  May 11, 2000                    By:
                                          -----------------------------------
                                          Michael Hammond
                                          Controller
                                          Chief Financial Officer