Form 10QSB
period 2000-06-30
RENAISSANCE GOLF PRODUCTS INC
filed 2000-08-16
CIK 912592

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark  One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

     As of June 30, 2000, the registrant had 11,221,439 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                   ---    ---

                         RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS

                                                                                              Page
PART I.     FINANCIAL INFORMATION
Item 1. Financial Statements:                                                                  3

Balance Sheets as of June 30, 2000 and                                                         4
December 31, 1999

Statement of Operations for the Six Months                                                     5
ended June 30, 2000 and June 30, 1999

Statements of Operations for the Three Months ended                                            6
June 30, 2000 and June 30, 1999

Statements of Cash Flows for the Six Months ended                                              7
June 30, 2000 and June 30, 1999

Notes to Financial Statements for the Three Months and Six Months ended                        8
June 30, 2000

Item 2. Management's Discussion and                                                            10
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION
Item 1.  Legal Proceedings                                                                     11

Item 2.  Changes in Securities                                                                 11

Item 3.  Defaults Upon Senior Securities                                                       12

Item 4.  Submission of Matters to a Vote of Security Holders                                   12

Item 5.  Other Information                                                                     13

Item 6. Exhibits and Reports on Form 8-K                                                       13

SIGNATURE


Item 1. Financial Statements.

     The Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Reports were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                              June 30,            December 31,
                                                                                2000                  1999
                                                                            ------------          ------------
                                                                            (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                   $     58,705          $     47,798
Accounts receivable, net                                                          70,557               233,172
Inventories, net                                                               1,605,950             1,628,248
Deposits made on inventory                                                       143,277               155,234
Prepaid expenses                                                                  11,801                12,047
                                                                            ------------          ------------
        Total current assets                                                   1,890,290             2,076,499

PROPERTY AND EQUIPMENT, net                                                      432,689               446,069
OTHER ASSETS                                                                      18,000                    --
                                                                            ------------          ------------
               Total assets                                                    2,340,979             2,522,568
                                                                            ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                                      2,000,000             5,000,000
Accounts payable                                                                 556,856               295,716
Accrued liabilities                                                              151,843               486,161
Accrued royalties                                                                194,355               568,355
Current portion of notes payable                                                 660,357               532,650
                                                                            ------------          ------------
        Total current liabilities                                              3,563,411             6,882,882
                                                                            ------------          ------------
Notes Payable, less current portion                                                   --                    --
                                                                            ------------          ------------
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
        authorized; 64,250 and 75,000 issued and
        outstanding as of 6-30-00 and 12-31-99, respectively                         643                   750
Common stock, $.001 par value, 40,000,000 shares
        authorized; 11,219,939 and 9,429,475 issued and
        outstanding as of 6-30-00 and 12-31-99, respectively                      11,221                 9,429
Additional paid-in capital                                                    24,266,628            20,092,443
Accumulated deficit                                                          (25,500,924)          (24,462,936)
                                                                            ------------          ------------
        Total stockholders' equity (deficit)                                  (1,222,432)           (4,360,314)
                                                                            ------------          ------------
               Total liabilities and stockholders' equity (deficit)         $  2,340,979          $  2,522,568
                                                                            ============          ============


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                        2000                  1999
                                                     (unaudited)          (unaudited)
                                                     -----------          -----------
NET SALES                                            $ 1,701,036          $ 2,376,573
COST OF SALES                                          1,046,643            1,815,692
                                                     -----------          -----------
          Gross profit                                   654,393              560,881

SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                     1,443,086            1,328,712
                                                     -----------          -----------
          Operating loss                                (788,693)            (767,831)

OTHER INCOME (EXPENSE):
Interest Income                                            1,415                3,039
Interest Expense                                        (235,529)            (404,236)
Other                                                        453               11,830
                                                     -----------          -----------
          Net other expense                             (233,661)            (389,367)
                                                     -----------          -----------
LOSS BEFORE INCOME TAX EXPENSE                        (1,022,354)          (1,157,198)

PROVISION FOR INCOME TAXES                                  (634)              (4,720)
                                                     -----------          -----------
LOSS BEFORE EXTRAORDINARY ITEM                        (1,022,988)          (1,161,918)

EXTRAORDINARY ITEMS                                           --                   --
                                                     -----------          -----------
NET LOSS                                             ($1,022,988)         ($1,161,918)
                                                     ===========          ===========
EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                       ($     0.11)         ($     0.14)
                                                     ===========          ===========
Extraordinary gain-forgiveness of debt                      0.00                 0.00
                                                     -----------          -----------
Net loss per common and common
          equivalent share                           ($     0.11)         ($     0.14)
                                                     ===========          ===========
WEIGHTED AVERAGE OUTSTANDING COMMON
          AND COMMON EQUIVALENT SHARES-BASIC           9,723,354            8,059,788
                                                     ===========          ===========


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                    2000                   1999
                                                 (unaudited)           (unaudited)
                                                 ------------          -----------
NET SALES                                        $  1,292,757          $ 1,392,100
COST OF SALES                                         715,563            1,064,785
                                                 ------------          -----------
      Gross profit                                    577,194              327,315

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                        850,527              693,066
                                                 ------------          -----------
      Operating loss                                 (273,333)            (365,751)

OTHER INCOME (EXPENSE):
Interest Income                                           884                1,290
Interest Expense                                     (120,140)            (241,447)
Other                                                     311               35,061
                                                 ------------          -----------
      Net other expense                              (118,945)            (205,096)
                                                 ------------          -----------
LOSS BEFORE INCOME TAX EXPENSE                       (392,278)            (570,847)

PROVISION FOR INCOME TAXES                                (36)              (4,720)
                                                 ------------          -----------
LOSS BEFORE EXTRAORDINARY ITEM                       (392,314)            (575,567)

EXTRAORDINARY ITEMS                                         0                   --
                                                 ------------          -----------
NET LOSS                                         ($   392,314)         ($  575,567)
                                                 ============          ===========
EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                   ($      0.04)         ($     0.07)
Extraordinary gain-forgiveness of debt                   0.00                 0.00
                                                 ------------          -----------
Net loss per common and common
      equivalent share                           ($      0.04)         ($     0.07)
                                                 ============          ===========
WEIGHTED AVERAGE OUTSTANDING COMMON
      AND COMMON EQUIVALENT SHARES-BASIC           10,018,732            8,595,038
                                                 ============          ===========


     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2000 AND JUNE 30, 1999

                                                                                           2000                 1999
                                                                                        (unaudited)          (unaudited)
                                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                ($1,022,988)         ($1,161,918)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                       56,752               65,709
         Change in Inventory for Adjustments/Reserve for Inventory Obsolescence              22,298              (75,000)
         Adjustment for 1999 Expense                                                        (15,000)                  --
         Net change in operating assets and liabilities:
                (Increase) Decrease in accounts receivable                                   50,509             (202,653)
                (Increase) Decrease in inventories                                          112,106              300,799
                (Increase) Decrease in prepaid expenses                                      12,203              247,035
                (Increase) Decrease in other assets                                         (18,000)                   0
                (Decrease) Increase in accounts payable & accrued expenses                 (447,178)            (148,503)
                Less payment with equity                                                         --                9,486
                                                                                        -----------          -----------
                                  Net cash used in operating activities                  (1,249,298)            (965,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property & equipment                                                  (131,076)             (22,483)
         Leasehold Abandonment                                                               87,704                   --
                                                                                        -----------          -----------
                                  Net cash used in investing activities                     (43,372)             (22,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on notes payable, net of disount                                               --                8,569
         Proceeds from issuance of preferred stock                                               --            1,000,000
         Notes payable converted to equity                                               (3,450,000)                   0
         Conversion of debt to equity                                                     3,156,487
         Conversion of div & int payable to preferred series B shares                       571,498
         Conversion of div & int payable to common stock                                    447,991
         Conversion of preffered series A shares to series B shares                            (107)
         Funds borrowed for payment of accrued royalty                                      450,000
         Financing of computer equipment                                                     76,450
         Financing of telephone system                                                       51,258
                                                                                        -----------          -----------
                                  Net cash provided by financing activities               1,303,577            1,008,569
                                                                                        -----------          -----------
NET INCREASE (DECREASE) IN CASH                                                              10,907               21,041

CASH and cash equivalents, beginning of period                                               47,798               63,184
                                                                                        -----------          -----------
CASH and cash equivalents, end of period                                                $    58,705          $    84,225
                                                                                        ===========          ===========

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes To Financial Statements For The Three Months and Six
  Months Ended June 30, 2000


1.   BASIS OF PRESENTATION

     The Company has prepared its financial statements for the three months and six months ended June 30, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

     The accompanying interim financial statements should be read in conjunction with the financial statements and related notes included in the Company's 10-KSB for the period ended December 31, 1999, which has been filed with the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the Company's annual financial statements have been omitted from the quarterly financial statements based upon Securities and Exchange Commission rules and regulations.

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


2.   FINANCING

     Subsequent to the end of the second quarter, in July 2000, the Company renegotiated its relationship with AKA, its largest stockholder. Under this new agreement, AKA (i) converted $3,000,000 due under a note payable into 37,500 shares of Series B Preferred Stock (which will be convertible into 18,750,000 shares of Common Stock upon the Company increasing the authorized number of shares of Common Stock), (ii) converted 50,000 shares of Series A Preferred stock into 12,500 shares of Series B Preferred Stock (convertible into 6,250,000 shares of Common Stock), (iii) accepted 1,791,964 shares of Common Stock and 300,000 warrants to purchase shares of Common Stock for $0.25 for payment of all past due interest dividend, and late payment fees, and (iv) reduced the interest rate on the remaining $2,000,000 due on the note to 5%. The effective date for this AKA transaction is June 1, 2000.

     Alvin W. Emery, a creditor owed $512,685 in principal and interest pursuant to a promissory note, agreed to convert the entire balance due into 6,409 shares of Series B Preferred stock (which will be convertible into 3,204,281 shares of Common Stock upon the Company increasing the authorized number of shares of Common Stock), to be effective June 1, 2000.

     John B. Hewlett, Chief Executive Officer and Chairman of the Board, who advanced the Company $125,000 during the first quarter of 2000, agreed to convert $127,352, including principal and interest, into 1,592 shares of Series B Preferred Stock (convertible into 795,950 shares of Common Stock), and to convert 25,000 shares of Series A Preferred Stock into 6,250 shares of Series B Preferred Stock (which will be convertible into 3,125,000 shares of Common Stock upon the Company increasing the authorized number of shares of Common Stock), to be effective June 1, 2000.

     In July 2000, the Company began offering Series "C" Preferred Stock for $100.00 per share. This offering is limited to "Accredited Investors" and no more than 35 non-accredited investors pursuant to Rules 505 and 506 of the 1933 Act. Up to 25,000 shares are being offered, with a minimum investment per investor of $5,000 or 50 shares. The Preferred Stock is not registered, and we do not intend to register the Shares. Each Preferred share shall be convertible at the election of the stockholder into 500 shares of restricted Common Stock. If the Company sells all 25,000 shares, such shares will be convertible into an aggregate of 12,500,00 shares of Common Stock. No fractual shares shall be issued upon conversion, and no conversion can be made of less than four shares at any one time. The Company's Common Stock currently trades on the OTC:BB under the symbol "RGPI." The shares will not have the right to any specific dividend, but no dividend may be paid on the Common Stock unless a dividend is simultaneously paid on the Preferred Stock.

     The Company presently has (i) the equivalent of approximately 43,688,038 shares of Common Stock outstanding (including 18,750 shares of Series B Preferred Stock which are convertible into 9,375,000 shares of Common Stock, and 45,500 shares of Series B Preferred Stock, which will be convertible into 22,750,231 shares of Common Stock upon the Company increasing the authorized number of shares of Common Stock), (ii) the equivalent of approximately 11,058,919 stock options and warrants to purchase shares of the Company's Common stock at prices ranging between $0.25 and $5.00, and (iii) the intent of issue 25,000 shares of Series C Convertible Preferred Stock (convertible into 500 Common Stock shares for each one share of Preferred Series C Stock or 12,500,000 shares of Common Stock in the aggregate) through the Company's present offering.

     In the event of any liquidation or winding up, holders of shares in the Company will be entitled to receive, in the following order of preference, Series B Preferred, Series C Preferred, and Common Stock, any amount available, for distribution up to an amount equal to the issue price per share, plus any declared but unpaid dividends.

     AKA, as a creditor, currently holds a first right to all inventory and proceeds from the sale of inventory in the event of liquidation. AKA also holds a right to terminate its loan agreement with the Company and liquidate the inventory if at any point, in AKA's sole discretion, it determines that the Company's business is not viable. In the event of the liquidation of the inventory by AKA, the Company would likely liquidate the entire business.


3.   LICENSE

     Part of the Company's competitive advantage comes from its license from Fila Sport, S.p.A. ("License Agreement") to use the Fila brand name on the Company's golf equipment. During the last eight years, our License Agreement has essentially remained unchanged and has not reflected the changes taking place in the retail industry due generally to the emergence of the new business economy and specifically to the general public embracing the Internet. Because of the disparity between the License Agreement and the new means and methods of distribution and sale of goods, the Company was unable to effectively attempt to implement many of its innovative sales plans and strategies. Through the continuous efforts of the Company's Chief Executive Officer, John B. Hewlett, over the past four years, Fila Sport has agreed to renegotiate the License Agreement to permit more freedom to move into the new economy. Along with newly approved means and methods of distribution and sales of the Company's golf products bearing the Fila name, Fila Sport has also agreed to renegotiate the minimum royalties it charges the Company.

     Although the Company has already negotiated the general terms of the new License Agreement, which are included in a letter of intent with Fila Sport, the Company has not completed a final document. Under the current License Agreement, the Company had accumulated past due royalties of $450,000 that needed to be paid before Fila Sport would agree to complete the new License Agreement. During the second quarter, an affiliate of Mr. Hewlett, advanced $450,000 to pay the outstanding royalty balance to Fila Sport permitting the drafting of the new License Agreement to begin. The Company anticipates completing the new License Agreement within the next few months.


4.   SUBSEQUENT EVENTS

     During August 2000, an affiliate of Mr. Hewlett, advanced $75.000 to pay an outstanding royalty balance to Fila S.p.A. accrued for the period ended June 30, 2000 and due July 31, 2000. The payment has been made to Fila S.p.A.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000

     Net sales for the three months ended June 30, 2000, were $1,293,000 compared to $1,392,000 for the comparable period in 1999, a decrease of $99,000 or 7%. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers. The Company also moved to a new location during the second quarter which interrupted sales and shipments.

     Cost of sales decreased from $1,065,000 for the three months ended June 30, 1999, to $716,000 for the comparable period in 2000, a decrease of $349,000 or 33%. The gross profit margin increased from 23% for the three months ended June 30, 1999 to 45% for the comparable period in 2000. This increase in gross margins resulted from discontinuance of volume selling to large mass markets.

     Selling, general, and administrative costs were $851,000 for the three months ended June 30, 2000 compared to $693,000 for the comparable period in 1999, an increase of $158,000 or 23%. In conjunction with a relocation to a new facility, the Company opened an outlet store to sell merchandise directly to the public resulting in additional expenses.

     The Company's interest expense decreased from $241,000 for the three months ended June 30, 1999 to $120,000 for the comparable period in 2000 as a result of interest on the AKA loans interest rate being reduced from 12% to 8% per annum during November 1999, and subsequently being renegotiated to 5% during June of 2000 on the $2,000,000 remaining subject to the promissory note. Additional interest on $3,000,000 was eliminated as of June 1, 2000 as a result of AKA converting that portion of the promissory note into equity.

     The Company experienced a net loss before extraordinary items and net loss per share before extraordinary items of $392,000 and $0.04, respectively, for the three months ended June 30, 2000 compared to a net loss before extraordinary items and net loss per share before extraordinary item of $576,000 and $0.07, respectively, for the comparable period in 1999.

The Company's inventory decreased from $1,628,000 at December 31, 1999 to $1,606,000 at June 30, 2000.

     SIX MONTHS ENDED JUNE 30, 2000

     Net assets at June 30, 2000 were $2,341,000 compared to $2,523,000 at December 31, 1999. This decrease in net assets resulted primarily from a reduction in accounts receivable of approximately $163,000. Cash received from the collection of accounts receivable were used to fund operations. Cash at June 30, 2000 was $59,000 compared to $48,000 at December 31, 2000.

     Total current liabilities decreased from $6,883,000 at December 31, 1999 to $3,563,000. This decrease in net liabilities resulted primarily from the conversion of $3,000,000 due on a note payable to AKA into Series B Preferred Stock of the Company. Additionally accrued liabilities and notes payable were reduced through the conversion of sums due into equity of the Company, and accrued royalties were reduced through payment of sums due. The reduction in notes payable for debt conversion into equity was offset with new debt assumed to make the royalty payments due to Fila Sport S.p.A.

     The total stockholders' deficit was reduced by approximately $3,157,000 from December 31, 2000 to June 30, 2000 as the result of conversion of debt into equity by large creditors.

     Net sales for the six months ended June 30, 2000, were $1,701,000 compared to $2,376,000 for the comparable period in 1999, a decrease of $676,000. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers.

     Cost of sales decreased from $1,816,000 for the six months ended June 30, 1999, to $1,047,000 for the comparable period in 2000, a decrease of $769,000. The gross profit margin increased from 24% for the six months ended June 30, 1999 to 38% for the comparable period in 2000. This increase in gross margins resulted from discontinuance of volume selling to large mass markets.

     Selling, general, and administrative costs were $1,443,000 for the six months ended June 30, 2000 compared to $1,329,000 for the comparable period in 1999, an increase of $114,000.

     The Company experienced a net loss before extraordinary items and net loss per share before extraordinary items of $1,023,000 and $0.11, respectively, for the six months ended June 30, 2000 compared to a net loss before extraordinary items and net loss per share before extraordinary items of $1,162,000 and $0.14, respectively, for the comparable period in 1999.

     During the first quarter of 2000, an affiliate of John B. Hewlett loaned the Company $60,000 on a promissory note bearing interest at 8% annum and due December 31, 2001. During the second quarter, an affiliate of John B. Hewlett loaned the Company $515,000.

     Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations. The Company believes these concerns are primarily founded upon the Company's lack of working capital resulting from the Company operating at a loss that has caused the Company to rely upon outside capital to fund ongoing operations. During 1998 and 1999, the Company has taken action to cut operating expenses by reducing its work force and bringing certain independent contractor functions in house. The Company is also pursuing a new marketing plan. The Company believes these changes will help move existing inventory and supply cash flow, but it is unlikely that these changes alone will provide sufficient capital to fund ongoing operations.

     Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiating loan agreements as are outlined throughout this report. The Company plans to continue to use these methods to fund operations. Potential investors are being approached to lend to or invest in the Company. The Company can provide no assurance that it will be able to raise sufficient capital to fund operations through the end of the year.

     The golf business is seasonal because of the winter condition throughout much of the world, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarter's results may not be representative of the Company's annual results.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See the previous report in the 10-KSB filed for the year ended 1999.

ITEM 2. CHANGES IN SECURITIES

     As of June 1, 2000, the Board approved the creation of two classes of securities, Series B and Series C Preferred Stock. The Company is authorized to issue 100,000 shares of Series B Preferred Stock, as well as 50,000 shares Series C Preferred Stock. Shares of Series B and C Preferred Stock are convertible at any time into shares of Common Stock at the rate of 500 shares of Common Stock for one share of Preferred Stock. Each of Series B and Series C Preferred Stock possess voting rights on an "as converted basis," meaning each share of issued and outstanding Preferred Stock carries the right to vote 500 shares of Common Stock. The Series B Preferred Stock has demand and "piggy-back" registration rights, and the Series C Preferred Stock has "piggy-back" registration rights.

     As of June 1, 2000, three creditors converted promissory notes due from the Company into shares of Series B Preferred Stock at the equivalent of $0.16 per Common Stock Share. These debtors included, AKA which converted $3,000,000 (37,500 shares of Series B Preferred Stock), Alvin W. Emery who converted $512,685 (6,409 shares of Series B Preferred Stock), and John B. Hewlett who converted $127,352 (1,592 shares of Series B

Preferred Stock). The shares received by AKA, Mr. Emery, and Mr. Hewlett will be convertible into shares of Common Stock only upon approval of the stockholders to increase the number of Common Stock shares available for issuance.

     The Company previously issued Series A Preferred Stock to AKA and John B. Hewlett. All Series A Preferred Stock was converted into shares of Series B Preferred Stock as of June 1, 2000: AKA received 12,500 shares of Series B Preferred Stock, and Mr. Hewlett received 6,250 shares of Series B Preferred Stock.

     The Company intends to hold a stockholder vote to increase the number of authorized shares of Common Stock to 100,000,000 from 40,000,000. This increase in the number of shares will provide the Company with sufficient shares to provide all of the Series B Preferred stockholders with conversion rights. At the same time the Company intends to increase the authorized number of Preferred shares to permit the split the Preferred shares into a number of shares equivalent to the Common Stock shares issuable upon conversion of the Preferred shares into Common Stock Shares. Based upon the current voting rights held by AKA and Mr. Hewlett, stockholder approval of the increase in the authorized shares of Common and Preferred Stock will be received.

     Issuances of each Series of Preferred Stock have had or will have a dilutive effect on the current Common Stock Stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     The Company renegotiated its loan agreement with AKA to avoid being found in default thereunder.

     The Company's royalty payment to Fila Sport S.p.A was past due during the second quarter. Through an advance to the Company by an affiliate of John B. Hewlett, the Company avoided being found in default under the license agreement with Fila Sport.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its regular Annual Meeting of Stockholders on June 8, 2000 in Draper, Utah. At this meeting the stockholders elected the individuals listed below as directors and also ratified the Board of Director's choice of Jones, Jensen & Company as independent auditor for the fiscal year ending December 31, 2000. As of the Record Date, there were 9,429,475 Shares outstanding with an additional 1,500,000 Share equivalents held by Preferred Stockholders that were entitled to be voted. Each outstanding Share or equivalent was entitled to one vote on each matter properly brought before the Meeting other than the election of Directors which was by cumulative voting. A total of 6,715,685 shares were represented at the meeting of the 10,929,475 total shares entitled to vote. The stockholders elected all of the nominated directors.

     Proposal 1: Election of Directors

                                   FOR           AGAINST       ABSTAIN
     John B. Hewlett            6,705,300         7,598         2,787
     Dennis L. Crockett         6,705,300         7,598         2,787
     Ralph W. Rasmussen         6,705,300         7,598         2,787
     Bruce H. Haglund           6,705,300         7,598         2,787
     Wade M. Mitchell           6,705,300         7,598         2,787


     Proposal 2: Ratification of the appointment by the Board of Directors of Jones, Jensen & Company as the independent auditor of the Company for the fiscal year ending December 31, 2000

                                   FOR           AGAINST       ABSTAIN

                                6,701,187         2,687         11,811


ITEM 5. OTHER INFORMATION

     The Company has moved and it currently occupies approximately 29,230 square feet of office, manufacturing, and warehouse space located at 11585 South State Street, Draper, Utah 84020. The lease provides for rent of approximately $288,000 per year and expires in June, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed an 8-K dated July 26, 2000 and which reported a change in control. This change resulted from the conversion of a portion of AKA's debt into equity, as described above.


                                   SIGNATURES


     Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RENAISSANCE GOLF PRODUCTS, INC.


Date: August 15, 2000                  By: /s/ John B. Hewlett
                                          -----------------------------------
                                          John B. Hewlett
                                          Chairman of the Board


Date: August 15, 2000                  By: /s/ Michael Hammond
                                          -----------------------------------
                                          Michael Hammond
                                          Controller
                                          Chief Financial Officer