Form 10QSB
period 2000-09-30
RENAISSANCE GOLF PRODUCTS INC
filed 2000-11-17
CIK 912592

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                                 (801) 501-0200
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     As of September 30, 2000, the registrant had 11,255,214 shares outstanding of its Common Stock, $.001 par value.

     Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                    ----    ----

--------------------------------------------------------------------------------

================================================================================

                         RENAISSANCE GOLF PRODUCTS, INC.

                                TABLE OF CONTENTS
================================================================================

                                                                            Page

PART I.     FINANCIAL INFORMATION                                           3
Item 1. Financial Statements:

Balance Sheets as of September 30, 2000 and                                 4
December 31, 1999

Statement of Operations for the Nine Months                                 5
ended September 30, 2000 and September 30, 1999

Statements of Operations for the Three Months ended                         6
September 30, 2000 and September 30, 1999

Statements of Cash Flows for the Nine Months ended                          7
September 30, 2000 and September 30, 1999

Notes to Financial Statements for the Nine Months ended                     8
September 30, 2000 and September 30, 1999

Item 2. Management's Discussion and                                         10
Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION                                                11
Item 1.  Legal Proceedings

Item 2.  Changes in Securities                                              12

Item 3.  Defaults Upon Senior Securities                                    12

Item 4.  Submission of Matters to a Vote of Security Holders                12

Item 5.  Other Information                                                  12

Item 6.  Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  12

================================================================================

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

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

RENAISSANCE GOLF PRODUCTS, INC.
BALANCE SHEETS
AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
=============================================================================================================================

                                                                               September 30,              December 31,
                                                                                    2000                      1999
                                                                           -----------------------   ------------------------
                                                                                (unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                 $41,626                    $47,798
Accounts receivable, net                                                                  260,334                    233,172
Inventories, net                                                                        1,502,972                  1,628,248
Deposits made on inventory                                                                106,258                    155,234
Prepaid expenses                                                                            5,050                     12,047
                                                                           -----------------------   ------------------------
         Total current assets                                                           1,916,240                  2,076,499

PROPERTY AND EQUIPMENT, net                                                               406,089                    446,069
OTHER ASSETS                                                                               18,000                          -
                                                                           -----------------------   ------------------------
                Total  assets                                                           2,340,329                  2,522,568
                                                                           =======================   ========================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Revolving line of credit, net of discount                                               2,000,000                  5,000,000
Accounts payable                                                                          601,865                    295,716
Accrued liabilities                                                                       274,288                    486,161
Accrued royalties                                                                         122,180                    568,355
Current portion of notes payable                                                          678,494                    532,650
                                                                           -----------------------   ------------------------
         Total current liabilities                                                      3,676,827                  6,882,882
                                                                           -----------------------   ------------------------
Notes Payable, less current portion                                                             -                          -
                                                                           -----------------------   ------------------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value, 150,000 shares
         authorized; 68,704 and 75,000 issued and
         outstanding as of 9-30-00 and 12-31-99 , respectively                                687                        750
Common stock, $.001 par value, 40,000,000 shares
         authorized; 11,255,214 and 9,429,475 issued and
         outstanding as of 9-30-00 and 12-31-99 , respectively                             11,255                      9,429
Additional paid-in capital                                                             24,497,556                 20,092,443
Accumulated deficit                                                                   (25,845,996)               (24,462,936)
                                                                           -----------------------   ------------------------
         Total stockholders' equity (deficit)                                          (1,336,498)                (4,360,314)
                                                                           -----------------------   ------------------------
                Total liabilities and stockholders' equity (deficit)                   $2,340,329                 $2,522,568
                                                                           =======================   ========================

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
=================================================================================================================================
                                                                                         2000                      1999
                                                                                      (unaudited)               (unaudited)
                                                                                 ----------------------    ----------------------

NET SALES                                                                                   $2,883,833                $3,915,870
COST OF SALES                                                                                1,695,590                 2,965,471
                                                                                 ----------------------    ----------------------
          Gross profit                                                                       1,188,243                   950,399

SELLING, GENERAL AND ADMINISTRATIVE
          EXPENSES                                                                           2,285,004                 2,129,046
                                                                                 ----------------------    ----------------------
          Operating loss                                                                    (1,096,761)               (1,178,647)

OTHER INCOME (EXPENSE):
Interest Income                                                                                  2,834                     4,741
Interest Expense                                                                              (274,408)                 (583,963)
Other                                                                                              903                     4,684
                                                                                 ----------------------    ----------------------
          Net other expense                                                                   (270,671)                 (574,538)
                                                                                 ----------------------    ----------------------

LOSS BEFORE INCOME TAX EXPENSE                                                              (1,367,432)               (1,753,185)

PROVISION FOR INCOME TAXES                                                                        (628)                   (9,059)
                                                                                 ----------------------    ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                              (1,368,060)               (1,762,244)

EXTRAORDINARY ITEMS                                                                                  -                    18,508
                                                                                 ----------------------    ----------------------

NET LOSS                                                                                   ($1,368,060)              ($1,743,736)
                                                                                 ======================    ======================

EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                                                  ($0.13)                   ($0.21)
Extraordinary gain-forgiveness of debt                                                            0.00                      0.00
                                                                                 ----------------------    ----------------------
Net loss per common and common
          equivalent share                                                                      ($0.13)                   ($0.21)
                                                                                 ======================    ======================

WEIGHTED AVERAGE OUTSTANDING COMMON
          AND COMMON EQUIVALENT SHARES-BASIC                                                10,231,277                 8,503,473
                                                                                 ======================    ======================

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
==================================================================================================================================
                                                                                          2000                      1999
                                                                                      (unaudited)               (unaudited)
                                                                                 -----------------------   -----------------------
NET SALES                                                                                    $1,182,797                $1,539,297
COST OF SALES                                                                                   648,957                 1,149,780
                                                                                 -----------------------   -----------------------
      Gross profit                                                                              533,840                   389,517

SELLING, GENERAL AND ADMINISTRATIVE
      EXPENSES                                                                                  841,917                   800,334
                                                                                 -----------------------   -----------------------
      Operating loss                                                                           (308,077)                 (410,817)

OTHER INCOME (EXPENSE):
Interest Income                                                                                   1,419                     1,702
Interest Expense                                                                                (38,878)                 (179,725)
Other                                                                                               449                    (7,147)
                                                                                 -----------------------   -----------------------
      Net other expense                                                                         (37,010)                 (185,170)
                                                                                 -----------------------   -----------------------

LOSS BEFORE INCOME TAX EXPENSE                                                                 (345,087)                 (595,987)

PROVISION FOR INCOME TAXES                                                                            6                    (4,339)
                                                                                 -----------------------   -----------------------

LOSS BEFORE EXTRAORDINARY ITEM                                                                 (345,081)                 (600,326)

EXTRAORDINARY ITEMS                                                                                   0                    18,508
                                                                                 -----------------------   -----------------------

NET LOSS                                                                                      ($345,081)                ($581,818)
                                                                                 =======================   =======================

EARNINGS PER SHARE-BASIC:
Loss before extraordinary item                                                                   ($0.03)                   ($0.06)
Extraordinary gain-forgiveness of debt                                                             0.00                      0.00
                                                                                 -----------------------   -----------------------
Net loss per common and common
      equivalent share                                                                           ($0.03)                   ($0.06)
                                                                                 =======================   =======================

WEIGHTED AVERAGE OUTSTANDING COMMON
      AND COMMON EQUIVALENT SHARES-BASIC                                                     11,232,621                 9,390,843
                                                                                 =======================   =======================

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
STATEMENTS OF CASH FLOWS
AS OF SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
====================================================================================================================================
                                                                                            2000                      1999
                                                                                         (unaudited)               (unaudited)
                                                                                    ----------------------    ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      ($1,368,060)              ($1,743,736)

Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                             90,169                    83,862
         Change in Inventory for Adjustments/Reserve for Inventory Obsolescence                                                   0
         Adjustment for 1999 Expense                                                              (15,000)                        -
         Net change in operating assets and liabilities:
               (Increase) Decrease in accounts receivable                                         (27,162)                 (193,770)
               (Increase) Decrease in inventories                                                 125,276                   898,424
               (Increase) Decrease in prepaid expenses                                             55,973                    15,900
               (Increase) Decrease in other assets                                                (18,000)                        0
               (Decrease) Increase in accounts payable & accrued expenses                        (351,900)                  (11,389)
                 Less payment with equity                                                               -                    21,203

                                                                                    ----------------------    ----------------------
                                  Net cash used in operating activities                        (1,508,704)                 (929,506)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property & equipment                                                        (137,893)                  (16,008)
         Leasehold Abandonment                                                                     87,704                         -
                                                                                    ----------------------    ----------------------

                                  Net cash used in investing activities                           (50,189)                  (16,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on notes payable, net of disount                                                      -                     6,946
         Proceeds from issuance of preferred stock                                                222,625                 1,000,000
         Notes payable converted to equity                                                     (3,450,000)                        0
         Conversion of debt to equity                                                           3,156,487                         0
         Conversion of div & int payable to preferred series B shares                             571,498                         0
         Conversion of div & int payable to common stock                                          447,991                         0
         Conversion of preffered series A shares to series B shares                                  (107)                        0
         Funds borrowed for payment of accrued royalty                                            525,000
         Financing of computer equipment                                                           70,846
         Conversion of Accounts Payable to Equity                                                   8,381
                                                                                    ----------------------    ----------------------
                                Net cash provided by financing activities                       1,552,721                 1,006,946
                                                                                    ------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                                    (6,172)                   61,432

CASH and cash equivalents, beginning of period                                                     47,798                    63,184
                                                                                    ----------------------    ----------------------

CASH and cash equivalents, end of period                                                          $41,626                  $124,616
                                                                                    ======================    ======================

     The accompanying notes are an integral part of the financial statements

RENAISSANCE GOLF PRODUCTS, INC.
Notes To Financial Statements For The Three Months and Nine
  Months Ended September 30, 2000
================================================================================

1.       BASIS OF PRESENTATION

     The Company has prepared its financial statements for the three months and nine months ended September 30, 2000 and 1999 without audit by the Company's independent auditors. In the opinion of management, the unaudited financial statements reflect all normally recurring adjustments necessary to fairly present the Company's financial position and results of operations for the periods indicated.

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

     John B. Hewlett, Chief Executive Officer and Chairman of the Board, who advanced the Company $125,000 during the first and second quarters of 2000, agreed to convert $127,352, including principal and interest, into 1,592 share of Series B Preferred Stock (convertible into 795,950 shares of Common Stock), and to convert 25,000 shares of Series A Preferred Stock into 6,250 shares of Series B Preferred Stock (which will be convertible into 3,125,000 shares of Common Stock upon the Company increasing the authorized number of shares of Common Stock), to be effective June 1, 2000.

     In July 2000, the Company began offering Series "C" Preferred Stock for $50.00 per share. This offering is limited to "Accredited Investors" and no more than 35 non-accredited investors pursuant to Rules 505 and 506 of the 1933 Act. Up to 50,000 shares are being offered, with a minimum investment per investor of $5,000 or 100 Shares. The Shares are not registered, and we do not intend to register the Shares. Each Share shall be convertible at the election of the stockholder into 250 shares of restricted Common Stock. If we sell all 50,000 Shares, such Shares will be convertible into an aggregate of 12,500,000 shares of Common Stock. No fractual shares shall be issued upon conversion, and no conversion can be made of less than four Shares at any one time. Our Common Stock currently trades on the OTC: BB under the symbol "FGLF." The Shares will not have the right to any specific dividend, but no dividend may be paid on the Common Stock unless a dividend is simultaneously paid on the Shares. During the third quarter of 2000, the Company raised approximately $223,000 from the sale of approximately 4,500 shares of Series C Preferred Stock. These funds raised were used to fund daily operations.

     At September 30, 2000 the Company has (i) the equivalent of approximately 43,688,038 shares of common stock outstanding (including 18,750 shares of Series B Preferred Stock which are convertible into 9,375,000 shares of Common Stock, and 45,500 shares of Series B Preferred Stock, which are convertible into 22,750,231 shares of common stock upon the Company increasing the authorized number of shares of Common Stock), (ii) the equivalent of approximately 11,058,919 stock options and warrants to purchase shares of the Company's Common stock at prices ranging between $0.25 and $5.00, and (iii) the intent to issue 50,000 shares of Series C Convertible Preferred Stock (convertible into 250 Common Stock shares for each one share of Preferred Series C Stock or 12,500,000 shares of Common Stock in the aggregate) through the Company's present offering.

     In the event of any liquidation or winding up, holders of shares in the Company will be entitled to receive, in the following order of preference, Series B Preferred, Series C Preferred, and Common Stock, any amount available for distribution up to an amount equal to the issue price per share, plus any declared but unpaid dividends.

     AKA, as a creditor, currently holds a first right to all inventory and proceeds from the sale of inventory in its sole discretion. AKA also holds a right to terminate its loan agreement with the Company and liquidate the inventory if at any point, in AKA's sole discretion, it determines that the Company's business is not viable. In the event of the liquidation of the inventory by AKA, the Company would likely liquidate the entire business. AKA is currently requiring the Company to make payment on its note with proceeds generated from the sale of inventory, but has not terminated the loan agreement. The Company must raise additional outside capital to be able to continue operations through the end of the current year.

     As part of the agreement with AKA, management committed to raise $2 million to $2.5 million, the proceeds of which were to be used to pay trade accounts payable, purchase new inventory and provide some carryover working capital to fund operations through the winter months. Management has raised approximately $330,000 to date, but there is no assurance that the rest of the funds can be raised. In the event the funds are not raised in the near term, the Company could cease operations.

     The Company is currently attempting to arrange sufficient funding to satisfy the AKA debt, but no assurance can be provided that the necessary funding will be obtained.

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

     During August 2000, an affiliate of Mr. Hewlett, advanced $75,000 to pay an outstanding royalty balance of $76,500 to Fila S.p.A. accrued for the period ended June 30, 2000 and due July 31, 2000. The Company paid the third quarter royalty balance of $38,250 during September 2000. The payments were made to Fila Sport.

4.   SUBSEQUENT EVENTS

     During the fourth quarter of 2000, approximately 2,200 shares of Series C Preferred Stock were sold in a private placement for $110,000. Total funds raised to date for Series C Preferred Stock is $332,625.

     Under the terms of the Restated Loan and Security Agreement dated June 1, 2000, AKA may require the Company to pay down the remaining $2 million on its loan in an amount equal to the book value of inventory sold. As of October 1, 2000, AKA made such a demand on management. As a result of this demand, payments totaling $27,500 have been made to AKA. Additional payments of $67,000 for November 2000 are currently payable, but have not been paid due to a shortage in operating funds. There is no guarantee that funds will be available from current operations or equity financing to make the payments due to AKA. In the event payments are not made to AKA when due, AKA may choose at any time in its discretion to seize the inventory for liquidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net sales for the three months ended September 30, 2000, were $1,183,000 compared to $1,539,000 for the comparable period in 1999, a decrease of $356,000 or 23%. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers.

     Cost of sales decreased from $1,150,000 for the three months ended September 30, 1999, to $649,000 for the comparable period in 2000, a decrease of $501,000 or 44%. The gross profit margin increased from 25% for the three months ended September 30, 1999 to 45% for the comparable period in 2000. This increase in gross margins resulted from discontinuance of volume selling to large mass markets.

     Selling, general, and administrative costs were $842,000 for the three months ended September 30, 2000 compared to $800,000 for the comparable period in 1999, an increase of $42,000 or 5%. The Company has hired additional selling staff and during April 2000, opened an outlet store to sell merchandise directly to the public resulting in additional selling expenses.

     The Company's interest expense decreased from $180,000 for the three months ended September 30, 1999 to $39,000 for the comparable period in 2000 as a result of interest on the AKA loans interest rate being reduced from 12% to 8% per annum during November 1999, and subsequently being renegotiated to 5% during June of 2000 on the $2,000,000 remaining subject to the promissory note. Additional interest on $3,450,000 was eliminated as of June 1, 2000 as a result of AKA converting that portion of the promissory note into equity, and Al Emery converting a $450,000 note to equity.

     The Company experienced a net loss before extraordinary items and net loss per share before extraordinary items of $345,000 and $0.03, respectively, for the three months ended September 30, 2000 compared to a net loss before extraordinary item and net loss per share before extraordinary item of $600,000 and $0.06, respectively, for the comparable period in 1999.

     The Company's inventory decreased from $1,628,000 at December 31, 1999 to $1,503,000 at September 30, 2000.

     NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net assets at September 30, 2000 were $2,340,000 compared to $2,523,000 at December 31,1999. This decrease in net assets resulted primarily from reduction in inventory and inventory deposits of $174,000. Cash received from the collection of accounts receivable and the sale of $223,000 in securities were used to fund operations. Cash at September 30, 2000 was $42,000 compared to $48,000 at December 31, 1999.

     Total current liabilities decreased from $6,883,000 at December 31, 1999 to $3,677,000. This decrease in net liabilities resulted primarily from the conversion of $3,000,000 due on a note payable to AKA into Series B Preferred Stock of the company. Additionally notes payable were reduced through the conversion of debt to equity of the Company, and accrued royalties were reduced through payment of sums due and a renegotiated royalty agreement with Fila Sport S.p.A. The reduction in notes payable for the debt conversion into equity was partially offset with new debt assumed to make the royalty payments due to Fila Sport S.p.A.

         The total stockholders' deficit was reduced by approximately $3,024,000 from December 31, 2000 to September 30, 2000 as the result primarily of conversion of debt into equity by large creditors previously discussed.

         Net sales for the nine months ended September 30, 2000, were $2,884,000 compared to $3,916,000 for the comparable period in 1999, a decrease of $1,032,000. The decreased sales volume was attributable to the change in marketing strategy of phasing out discounted sales in preference to selling directly to corporate customers. The Company also moved to a new location during the second quarter which interrupted sales and shipments.

         Cost of sales decreased from $2,966,000 for the nine months ended September 30, 1999, to $1,696,000 for the comparable period in 2000, a decrease of $1,270,000. The gross profit margin increased from 24% for the nine months ended September 30, 1999 to 41% for the comparable period in 2000. This increase in gross margins resulted from discontinuance of volume selling to large mass markets.

         Selling, general, and administrative costs were $2,285,000 for the nine months ended September 30, 2000 compared to $2,129,000 for the comparable period in 1999, an increase of $156,000. The Company hired additional selling staff during the 2nd quarter, opened an outlet store to sell directly to the public resulting in additional selling expenses.

         The Company's interest expense decreased from $584,000 for the nine months ended September 30, 1999 to $274,000 for the comparable period in 2000 as a result of interest on the changed AKA loans interest rate being reduced from 12% to 8% per annum during November, 1999, and subsequently being renegotiated to 5% during June, 2000 on the $2,000,000 remaining subject to the promissory note. Additional interest on $3,450,000 was eliminated as of June 1, 2000 as a result of AKA and Al Emery converting that portion of their respective promissory notes to equity.

         The Company experienced a net loss before extraordinary items and net loss per share before extraordinary items of $1,368,000 and $0.13, respectively, for the nine months ended September 30, 2000 compared to a net loss before extraordinary items and net loss per share before extraordinary items of $1,762,000 and $0.21, respectively, for the comparable period in 1999.

         During the second and third quarters, an affiliate of John B. Hewlett loaned the Company $525,000 on a promissory note bearing interest at 8% per annum.

         Based upon the operating history, the Company's auditors during the past several years have expressed concern about the Company's ability to continue operations without raising outside capital.

         Historically the Company has funded itself through operations, the sale of stock, and borrowing. Most recently the Company has raised equity through a private offering of its stock and through negotiating loan agreements as are outlined throughout this report. The Company plans to continue to pursue funding through the same methods, but cannot provide any assurance that such methods will be successful. The Company can provide no assurance that it will be able to raise sufficient capital to fund operations through the end of the year.

         The golf business is seasonal because of the winter condition throughout much of the world, especially the Northern United States. This seasonality causes the Company's sales to vary by quarter; accordingly, operating results can vary substantially from quarter to quarter and one quarter's results may not be representative of the Company's annual results.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         See the previous report in the 10-KSB files for the year ended 1999.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Under the terms of the Restated Loan and Security Agreement dated June 1, 2000, AKA may require the Company to pay down the remaining $2 million on its loan in an amount equal to the book value of inventory sold. As of October 1, 2000, AKA made such a demand on management. As a result of this demand, payments totaling $27,500 have been made to AKA. Additional payments of $67,000 for November 2000 are currently payable, but have not been paid due to a shortage in operating funds. There is no guarantee that funds will be available from current operations or equity financing to make the payments due to AKA. In the event payments are not made to AKA when due, AKA may choose at any time in its discretion to seize the inventory for liquidation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     The Company filed an 8-K dated July 26, 2000 that reported a change in control. This change resulted from the conversion of a portion of AKA's debt into equity, as described above.


                                   SIGNATURES


         Pursuant to the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               RENAISSANCE GOLF PRODUCTS, INC.



Date:      November 15, 2000                        By:
           -----------------                           ------------------------
                                                       John B. Hewlett
                                                       Chairman of the Board


Date:      November 15, 2000                        By:
           -----------------                           ------------------------
                                                       Michael Hammond
                                                       Controller
                                                       Chief Financial Officer